Form 10-K
period 2020-12-31
Rotor Acquisition Corp.
filed 2021-03-31
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39897

ROTOR ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2838301
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

The Chrysler Building

405 Lexington Avenue

New York, New York 10174

(Address of principal executive offices) (Zip code)

(212) 818-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ROT.U	The New York Stock Exchange
Class A common stock, $0.0001 per share	ROT	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	ROT WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 31, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 14, 2021, as filed with the Securities and Exchange Commission on January 19, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-251521 and 333-252110) is incorporated into certain portions of Parts I and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange or an inability to have our securities listed on the New York Stock Exchange or another national securities exchange following our initial business combination;

●	our officers and directors ability to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

ROTOR ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Rotor Acquisition Corp.

We are a blank check company incorporated under the laws of the State of Delaware on August 27, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are not limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the defense, aerospace and communication industries.

On January 20, 2021, we consummated our initial public offering (“IPO”) of 27,600,000 units (the “units” and, with respect to the shares of common stock included in the units sold, the “public shares”), at $10.00 per unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,270,000 warrants (the “private placement warrants”) at a price of $1.00 per private warrant in a private placement to Rotor Sponsor, LLC (the “sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock Inc. and Millennium Management LLC (the “anchor investors”) generating gross proceeds of $7,270,000.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 14, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 14, 2021 incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174. Our office space, to the extent it is needed, is being provided to us for no charge by Graubard Miller, our counsel. We consider our current office space, combined with the other office space otherwise available to our executive officers and directors, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols ROT.U, ROT and ROT WS, respectively.

Holders

As of March 31, 2021, there were one holder of record of our units, one holder of the Class A common stock, 12 holders of the Class B common stock and 13 holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In September 2020, the sponsor purchased 5,750,000 shares of our Class B common stock par value $0.0001 per share (“Class B common stock”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In January 2021, the Company effected a stock dividend of 0.2 shares of our Class B common stock for each outstanding share of Class B common stock resulting in an aggregate of 6,900,000 of such shares being outstanding. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Up to 900,000 of such shares were subject to forfeiture depending on the extent to which the IPO underwriters’ over-allotment option was exercised.

On January 20, 2021, we consummated the IPO of 27,600,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase 3,600,000 units, at $10.00 per unit, generating gross proceeds of $276,000,000. Each unit consists of one share of Class A Common Stock, par value $0.0001 per share (“Class A common stock”), of the Company and one-half of one redeemable warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The securities issued in the IPO were registered under the Securities Act on a registration statements on Form S-1 (No. 333-251521 and 333-252110). The Securities and Exchange Commission (“SEC”) declared the registration statements effective on January 14, 2021.

Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 7,270,000 private placement warrants at a price of $1.00 per warrant in a private placement to the sponsor and certain funds and accounts managed by the anchor investors. The private placement warrants are identical to the warrants underlying the units sold in the IPO, except that the private placement warrants are not transferable, assignable or salable until after the completion of our initial business combination, subject to certain limited exceptions. Also, concurrently with the IPO, we issued to the anchor investors an aggregate of 790,384 shares of our Class B common stock and cancelled a like number of shares of our Class B common stock owned by the sponsor. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sale of the private placement warrants and the Class B common stock generated gross proceeds of $7,270,000.

The shares of our Class B common stock will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination. In this Form 10-K, we sometimes refer to the shares of Class B common stock issued to the sponsor and the anchor investors (and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination) as “founder shares” and the holders of the founder shares as “initial stockholders.”

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and the sale of the private placement warrants and Class B common stock, $276,000,000 was placed in a trust account located in the United States at JP Morgan Chase Bank NA, with Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”).

We paid a total of $5,520,000 in underwriting discounts and commissions and $382,855 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are contained in “Item 8. Financial Statements and Supplementary Data”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 27, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since our inception through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing a business combination.

For the period from August 27, 2020 (inception) through December 31, 2020, we had a net loss of $1,450, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had no cash. Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by the sponsor and loans from the sponsor.

On January 20, 2021, we consummated the IPO of 27,600,000 units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,270,000 private placement warrants to the sponsor and the anchor investors at a price of $1.00 per warrant generating gross proceeds of $7,270,000.

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $276,000,000 was placed in the trust account. We incurred $15,562,855 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $382,855 of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriter of our IPO is entitled to a deferred fee of $0.35 per unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers and directors are as follows:

Name	Age	Position
Brian D. Finn	60	Chief Executive Officer, Secretary, Treasurer and Director
Stefan M. Selig	57	Director (Chairman)
Amy Salerno	45	Chief Financial Officer
Sam S. Potter	36	Vice President of Corporate Development
John Howard	68	Director
David J. Berkman	58	Director
Kim S. Fennebresque	70	Director

Brian D. Finn has served as our Chief Executive Officer, Secretary and Treasurer and a member of our board of directors since our formation. Mr. Finn has over 35 years of experience in the financial services industry as well as a variety of corporate and philanthropic board roles. From 2008 until he retired in 2013, Mr. Finn served as Chairman and Chief Executive Officer of Asset Management Finance Corp (AMF) and as a Senior Advisor to Credit Suisse. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments (AI) at Credit Suisse. During his tenure at Credit Suisse, the firm launched a series of alternative investment management firms, including GSO (now Blackstone-GSO), Global Infrastructure Partners (partnership with General Electric), China Renaissance Capital (China Private Equity), Gulf Capital (Middle East-North Africa PE), Mubadala Infrastructure Partners (Middle East Infrastructure in partnership with Mubadala and GE), Ospraie Special Opportunities (Commodities PE), Hudson Clean Energy (Alternative Energy PE) and Matlin Patterson (distressed). From 2002 to 2005, Mr. Finn held senior managements positions within Credit Suisse, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co-President of Institutional Securities, CEO of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse Group. Mr. Finn began his career in 1982 as a member of the Mergers & Acquisitions Group (M&A) at The First Boston Corporation, ultimately becoming Co-Head of M&A in 1993. He has advised on dozens of transactions worth well over $100 billion. In 1997, he joined the private equity firm Clayton, Dubilier & Rice as a partner and then later rejoined Credit Suisse in 2002. Mr. Finn is a member of the boards of The Scotts Miracle-Gro Company and Owl Rock Capital. He is currently Chairman of Star Mountain Capital, Chairman of Covr Financial Technologies, an Investment Partner at Nyca Partners (fintech VC) as well as a board member of a number of early stage companies. He has previously been a Strategic Advisor to KKR, member of the boards of Baxter International, Telemundo, MGM Pictures, and a number of other public and private companies. Mr. Finn is past Chairman of the Undergraduate Executive Board of The Wharton School of the University of Pennsylvania, Vice Chairman of the Board of the City Kids Foundation and a member of the Boards of the Intrepid Fallen Heroes Fund, the Gordon A. Rich Memorial Foundation and the Starmar Foundation. Mr. Finn received a Bachelor of Science Degree in Economics from The Wharton School of the University of Pennsylvania. We believe Mr. Finn is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Stefan M. Selig has served as a member of our board of directors (Chairman) since our formation. Mr. Selig is an accomplished banker and senior executive who has served in prominent leadership roles in both the private and public sectors. During his nearly 30-year Wall Street career, Mr. Selig built a reputation as a trusted counselor to his clients, and he is recognized for his experience and judgment in providing strategic and financial advice to leading companies and investors. In 2017, Mr. Selig founded, and has since served as Managing Partner of, BridgePark Advisors LLC to provide personalized strategic advice on a broad range of critical business and financial issues and transaction execution to a select group of CEOs, boards of directors, and institutional and high net worth investors. Mr. Selig served as President Obama’s Under Secretary of Commerce for International Trade at the U.S. Department of Commerce from 2014 to 2016. As one of the nation’s most senior commercial diplomats, Mr. Selig headed the International Trade Administration, a bureau of 2,200 trade and investment professionals in over 75 countries. Mr. Selig also served as the Executive Director of the Travel and Tourism Advisory Board, sat on the board of directors of the Overseas Private Investment Corporation (OPIC), the U.S. government’s development finance institution, was a Commissioner for the Congressional Executive Commission on China, and was the Executive Director of the President’s Advisory Council on Doing Business in Africa. Before joining the Obama Administration, Mr. Selig was at Bank of America Merrill Lynch from 1999 to 2014, most recently as the Executive Vice Chairman of Global Corporate & Investment Banking. At BAML, Mr. Selig built and maintained critical relationships at the CEO and board level with important clients of the bank. He previously served as Vice Chairman of Global Investment Banking and Global Head of Mergers & Acquisitions with responsibilityfor Global Technology, Media and Telecommunications and Global Financial Sponsors Groups; Chairman, Fairness Opinion Review Committee, and Member of Risk and Reputation and New York Market Committees. Prior to joining Bank of America, Mr. Selig held various senior investment banking positions, including Co-Head of Mergers & Acquisitions for UBS Securities. He began his investment banking career in the Mergers & Acquisitions Group at The First Boston Corporation in 1984, and subsequently was an original member of Wasserstein Perella & Co. Mr. Selig currently serves as a director of a number of public and private companies including: Tuscan Holdings Corp. (Nasdaq: THCB), a blank check company searching for an initial business combination; Simon Property Group (NYSE: SPG), an S&P 100 company and a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations; Entercom Communications Corp. (NYSE: ETM), one of the top two radio broadcasters in the U.S., reaching more than 100 million people weekly via its 235 radio stations and its digital platforms and live events. Mr. Selig also serves as lead director of Safehold Inc. (NYSE: SAFE), which acquires, owns, manages and capitalizes ground net leases and of Drive DeVilibiss Healthcare, a leading manufacturer of medical products controlled by Clayton, Dubilier & Rice. He is a member of the Council on Foreign Relations, The Economic Club of New York, the Bretton Woods Committee and the Atlantic Council Councilors Program. Mr. Selig is a graduate received a B.A. from Wesleyan University and an MBA from Harvard Business School. We believe Mr. Selig is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Amy Salerno has served as our Chief Financial Officer since September 2020. From 2016 to 2020, Ms. Salerno served as the Chief Financial Officer and Chief Operating Officer of Covr Financial Technologies, a leading insurance technology firm, where she is currently a member of its Board of Directors. Since retiring from her executive positions with Covr, she has been a private advisor and consultant. Prior to Covr, she was the Chief Operating Officer of Pioneer Wealth Partners, a multi-family office and wealth advisory boutique catering to high-net worth families, from 2009 to 2016. Previous operational management roles include Greentech Capital Advisors where she was a Principal in the operations and business development area from 2008 to 2009 and BroadStreet Capital Partners where she was Head of Operations from 2005 to 2009. Ms. Salerno began her career in 1997 at Lehman Brothers in the structured products origination and mortgage backed securities groups. Ms. Salerno received a B.A. in Economics with Distinction from Cornell University and an M.B.A. from the Tuck School of Business at Dartmouth.

Sam S. Potter has served as our Vice President of Corporate Development since September 2020. Mr. Potter has been serving as Managing Member of BMB Capital, a financial consulting firm he founded, since November 2019. Mr. Potter has also been serving as the Vice President of Corporate Development for WVC Holdings, an early-stage investment firm, starting in November 2016 at its predecessor Wolf Venture Capital. From April 2015 to September 2016, Mr. Potter served as Vice President of Finance at Ebbu, an early-stage hemp and cannabis research company, and from June 2014 to April 2015, he was a consultant to GoHydrate, a direct-to-consumer beverage company. Previously, Mr. Potter served as an investment professional in Ares Management’s Direct Lending business from 2010 to 2014. Mr. Potter started his career in 2007 at Deutsche Bank in the Global Industrials Group. Mr. Potter received a B.S. from the Kelley School of Business at Indiana University.

John D. Howard has served as a member of our board of directors since our formation. Mr. Howard has served as the founder and Co-Managing Partner of Irving Place Capital, an investment firm, since its formation in 1997. Mr. Howard has 35 years of private equity investing experience in the consumer products, retail, and industrial industries. Prior to founding Irving Place Capital (as Bear Stearns Merchant Banking), he was the co-Chief Executive Officer of Vestar Capital Partners, a private investment firm specializing in management buyouts. Previously, Mr. Howard was a Senior Vice President and Partner of Wesray Capital Corporation, one of the foremost private equity sponsors and a pioneer in the leveraged buyout business. His board experience includes Bendon, New York & Company, rag & bone, AERO SAFETY, Aéropostale, Dots, Integrated Circuit Systems, Multi Packaging Solutions, Nice-Pak Holdings, NRT Incorporated, Safety 1st, Seven For All Mankind, Standard Holdings, Stuart Weitzman, Universal Hospital Services, Vitamin Shoppe. Mr. Howard is also the non-executive Chairman of the Board of Bright Lights Acquisition Corp., a blank check company like our company that completed its initial public offering in January 2021 raising $200 million. Mr. Howard received a BA from Trinity College and an MBA from Yale School of Management. We believe Mr. Howard is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

David J. Berkman has served as a member of our board of directors since October 2020. Since January 2000, Mr. Berkman has served as the Managing Partner of Associated Partners, LP, a private equity firm primarily engaged in telecommunications infrastructure operations and investments. He serves on the boards (or equivalent bodies) of Hamilton Lane Inc. (NASDAQ: HLNE), Entercom Communications Corp. (NYSE: ETM), as Lead Director, and on its audit, compensation (Chair), nominating/corporate governance and executive committees, Franklin Square Holdings, LP and Chemimage, Inc. and on the advisory committee of First Round Capital, a venture firm. Mr. Berkman also serves on the board of overseers of the University of Pennsylvania School of Engineering and Applied Science. He previously served on the boards of Actua Corporation until 2018 and Diamond Resorts International, Inc. until 2016. He received a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe Mr. Berkman is well-qualified to serve as a member of our board of directors due to his extensive experience in private markets, in the start-up and operation of various platforms, as well as his long-standing service on other public company boards. Additionally, we believe his insight in the areas of corporate finance, financial reporting, and accounting and controls will be valuable to our board.

Kim S. Fennebresque has served as a member of our board of directors since October 2020. Mr. Fennebresque has served as a senior advisor to Cowen Group Inc., a diversified financial services firm, since 2008, where he also served as its chairman, president and chief executive officer from 1999 to 2008. Mr. Fennebresque serves on the board of directors of Albertsons Companies, a grocery retailer, since March 2015, Ally Financial Inc. (NYSE: ALLY), a financial services company, since May 2009, BlueLinx Holdings Inc. (NYSE: BXC), a distributor of building products, since May 2013, and as its Chairperson since May 2016. Mr. Fennebresque has served as a member of the Supervisory Board of BAWAG P.S.K., one of Austria’s largest banks, since 2017, and as Deputy Chairman since 2019. Mr. Fennebresque previously served as a director of Ribbon Communications Inc. (NASDAQ: RBBN), a provider of network communications solutions, from October 2017 to February 2020, and as a director of Delta Tucker Holdings, Inc. (the parent of DynCorp International, a provider of defense and technical services and government outsourced solutions) from May 2015 to July 2017. From 2010 to 2012, Mr. Fennebresque served as chairman of Dahlman Rose & Co., LLC, an investment bank. He has also served as head of the corporate finance and mergers and acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. He has also held various positions at First Boston Corporation, an investment bank acquired by Credit Suisse. Mr. Fennebresque received a B.A. from Trinity College and a J.D. from Vanderbilt Law School where he was Associate Editor of the Law Review. We believe Mr. Fennebresque is well-qualified to serve as a member of our board of directors due to his extensive experience as a director of several public companies and history of leadership in the financial services industry.

Number and terms of office of officers and directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Kim S. Fennebresque, expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John D. Howard and David J. Berkman, expires at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Brian D. Finn and Stefan M. Selig, expires at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that John D. Howard, Kim S. Fennebresque and David J. Berkman are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

On January 14, 2021, we established an audit committee of the board of directors, which consists of John D. Howard, Kim S. Fennebresque and David J. Berkman, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving our annual audit plan;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material related party transactions; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Financial Expert on Audit Committee

The board of directors has determined that Mr. Fennebresque qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.

Corporate Governance and Nominating Committee

On January 14, 2021, we established a corporate governance and nominating committee of the board of directors, which consists of John D. Howard, Kim S. Fennebresque and David J. Berkman, each of whom is an independent director under the NYSE’s listing standards. The corporate governance and nominating committee’s duties, which are specified in our corporate governance and nominating committee charter, include, but are not limited to:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Compensation Committee

On January 14, 2021, we established a compensation committee of the board of directors, which consists of John D. Howard, Kim S. Fennebresque and David J. Berkman, each of whom is an independent director under the NYSE’s listing standards. Mr. Howard serves as the chairman of the compensation committee. The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

●	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of our common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our executive officers and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Ethics

On January 14, 2021 we adopted a code of ethics applicable to our directors, officers and employees, is available on our corporate website. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided by us without charge upon request. Requests for copies of our code of ethics should be sent in writing to our executive office.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial stockholders, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that we may pay up to $300,000 of salaries and consulting fees to our officers prior to our initial business combination and at the closing of our initial business combination, we may pay customary financial consulting, finder or advisory fees to our initial stockholders, officers, directors or their affiliates which will not be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting, finder or advisory fees at the closing of our initial business combination in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination. In addition, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, executive officers or directors, or our or their affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may also be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to members of our management team. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 31, 2021.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
Rotor Sponsor LLC(2)	6,900,000	20%
Brian D. Finn(3)	6,900,000	20%
Stefan M. Selig(4)	*	-
Amy Salerno(4)	*	-
Sam S. Potter(4)	*	-
John D. Howard(4)	*	-
David J. Berkman(4)	*	-
Kim S. Fennebresque(4)	*	-
All directors and executive officers as a group (seven individuals)	6,900,000	20.0%
Integrated Core Strategies (US) LLC(5)	1,750,000	6.3%
Empyrean Capital Overseas Master Fund, Ltd.(6)	1,380,100	5.0%

*	Less than 1%.
(1)	The business address of each of Rotor Sponsor LLC and each of the individuals is: c/o Graubard Miller, 405 Lexington Avenue, 11th Floor, NY, NY 10174.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Brian D. Finn is the managing member of Rotor Sponsor LLC. As such, he has sole voting and dispositive power over the founder shares owned by Rotor Sponsor LLC. Mr. Finn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(4)	Each of these individuals is a member of Rotor Sponsor LLC. Each individual disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(5)	Represents shares beneficially owned by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) and ICS Opportunities, Ltd. (“ICS Opportunities”) as a result of their holding 1,650,000 units and 100,000 units, respectively. Millennium International Management LP (“Millennium International Management”) is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC (“Millennium Management”) is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The business address of each of the above entities and Mr. Englander is: c/o Millennium Management LLC, 666 Fifth Avenue, 8th Floor, New York, NY 10103. Based on information contained in a Schedule 13G filed with the SEC on January 25, 2021.
(6)	Represents shares beneficially owned by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”) as a result of its holdings of units. Empyrean Capital Partners, LP (“ECP”) serves as investment manager to ECOMF with respect to the shares held by ECOMF and may be deemed to have shared voting control and investment discretion over securities held by ECOMF. Amos Meron serves as the managing member of ECP and may also be deemed to have shared voting control and investment discretion over securities held by ECOMF. The business address of each of the above entities and Mr. Meron is: 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. Based on information contained in a Schedule 13G filed with the SEC on February 5, 2021.

The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed initial business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.

Restrictions on Transfers of Founder Shares and private placement warrants

The founder shares, private placement warrants and any shares of our Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by the sponsor and management team. The sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of our initial business combination and (b) upon completion of our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property. The private placement warrants and the respective Class A common stock underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our initial stockholders, officers or directors, any affiliates or family members of any of our initial stockholders, officers or directors, any members of the sponsor or its affiliates, any affiliates of the sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the completion of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A common stock, as applicable, were originally purchased; (f) by virtue of the limited partnership agreements or other applicable organizational documents of the sponsor upon dissolution of the sponsor; (g) as distributions to limited partners or members of the sponsor; (h) by virtue of the laws of the State of Delaware or of the sponsor’s organizational documents upon liquidation or dissolution of the sponsor; (i) to the Company for no value for cancellation in connection with the completion of our initial business combination; (j) in the event of our liquidation prior to the completion of our initial business combination; or (k) in the event of our completion of a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided , however, that in the case of clauses (a) through (h), or with our prior written consent, these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated January 14, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from August 27, 2020 (inception) through December 31, 2020 totaled $63,860. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from August 27, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from August 27, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from August 27, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, between the Registrant and Credit Suisse Securities (USA) LLC, as representative of the underwriters.*
3.1	Amended and Restated Certificate of Incorporation.**
3.2	Bylaws.**
4.1	Specimen Unit Certificate.***
4.2	Specimen Share Certificate.***
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement, dated January 14, 2021, between the Registrant and Continental Stock Transfer & Trust Company.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.***
10.2	Investment Management Trust Agreement, dated January 14, 2021, between the Registrant and Continental Stock Transfer & Trust Company.*
10.3	Registration Rights Agreement, dated January 14, 2021, between the Registrant and certain security holders*
10.4	Administrative Services Agreement, dated January 14, 2021, between the Registrant and Graubard Miller*
10.5	Letter Agreement, dated January 14, 2021, between the Registrant, Rotor Sponsor LLC, and Riverview Group LLC.*
10.6	Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock funds.*
10.7	Form of Indemnification Agreement.*
10.8	Promissory Note, dated January 14, 2021, made by the Registrant in favor of Rotor Sponsor LLC.***
10.9	Form of Letter Agreement from Rotor Sponsor LLC.***
14	Code of Ethics.***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on January 14, 2021.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-251521 and 333-252110).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2021.

ROTOR ACQUISITION CORP.

By:	/s/ Brian D. Finn
Brian D. Finn
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefan M. Selig	Chairman	March 31, 2021
Stefan M. Selig

/s/ Brian D. Finn	Chief Executive Officer	March 31 2021
Brian D. Finn	(Principal Executive Officer), Secretary, Treasurer and Director

/s/ Amy Salerno	Chief Financial Officer	March 31, 2021
Amy Salerno

/s/ John D. Howard	Director	March 31, 2021
John D. Howard

/s/ David J. Berkman	Director	March 31, 2021
David J. Berkman

/s/ Kim S. Fennebresque	Director	March 31, 2021
Kim S. Fennebresque

ROTOR ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Rotor Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rotor Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from August 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

ROTOR ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Deferred offering costs	$137,336
TOTAL ASSETS	$137,336

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,450
Accrued offering costs	7,000
Promissory note — related party	105,336
Total Current Liabilities	113,786

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding (1)	690
Additional paid-in capital	24,310
Accumulated deficit	(1,450)
Total Stockholder’s Equity	23,550
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$137,336

(1)	Included up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 14, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the financial statements.

ROTOR ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,450
Net Loss	$(1,450)

Weighted average shares outstanding, basic and diluted (1)	6,000,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excluded up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 14, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the financial statements.

ROTOR ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — August 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(1,450)	(1,450)

Balance — December 31, 2020	6,900,000	$690	$24,310	$(1,450)	$23,550

(1)	Included up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On January 14, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the financial statements.

ROTOR ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,450
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from promissory note — related party	105,336
Payment of offering costs	(105,336)
Net cash provided by financing activities

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$7,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Going Concern and Management’s Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for a reasonable period of time,  which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and Stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On January 20, 2021, offering costs amounting to $15,562,855 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2020, there were $137,336 of deferred offering costs recorded in the accompanying balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2020.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that are subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On January 14, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding Founder Share, resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including any Public Shares purchased in the Initial Public Offering). As a result of the underwriter’s election to fully exercise the over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On September 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of December 31, 2020, there was $105,336 in borrowings outstanding under the Promissory Note, which is currently due on demand.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 70,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.