Form 10-Q
period 2021-03-31
Rotor Acquisition Corp.
filed 2021-05-25
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ROTOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$386,594	$—
Prepaid expenses	538,154	—
Total Current Assets	924,748	—

Deferred offering costs	—	137,336
Marketable securities held in trust account	276,038,991	—
TOTAL ASSETS	$276,963,739	$137,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,012,921	$1,450
Accrued offering costs	35,000	7,000
Promissory note — related party	—	105,336
Total Current Liabilities	3,047,921	113,786

Warrant liability	13,695,500	—
Deferred underwriting fee payable	9,660,000	—
Total Liabilities	26,403,421	113,786

Commitments and Contingencies

Class A common stock subject to possible redemption 24,552,563 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	245,560,316	—

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; 3,047,437 and no shares issued and outstanding (excluding 24,552,563 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	305	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Retained Earnings (Accumulated deficit)	4,999,007	(1,450)
Total Stockholders’ Equity	5,000,002	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,963,739	$137,336

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$3,513,868
Loss from operations	$(3,513,868)

Other income (expense):
Change in fair value of warrant liability	16,013,200
Transaction costs associated with IPO	(603,941)
Fair value in excess of purchase price of private placement warrants	(2,980,700)
Unrealized gain on marketable securities held in Trust Account	38,991
Other income, net	12,467,550

Net income	8,953,682

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,123,931

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,042,736

Basic and diluted net income per share, Non-redeemable common stock	$0.89

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,450)	$23,550

Sale of 27,600,000 Units, net of underwriting discounts, fair value of public warrant liability and offering expenses	27,600,000	2,760	—	—	241,580,326	—	241,583,086

Common stock subject to possible redemption	(24,552,563)	(2,455)	—	—	(241,604,636)	(3,953,225)	(245,560,316)

Net income	—	—	—	—	—	8,953,682	8,953,682

Balance – March 31, 2021	3,047,437	$305	6,900,000	$690	$0	$4,999,007	$5,000,002

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,953,682
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(16,013,200)
Fair value in excess of purchase price of private placement warrants	2,980,700
Transaction costs associated with initial public offering	603,941
Unrealized gain on marketable securities held in Trust Account	(38,991)
Changes in operating assets and liabilities:
Prepaid expenses	(538,154)
Accrued expenses	3,011,471
Net cash used in operating activities	(1,040,551)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(276,000,000)
Net cash used in Investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placements Warrants	7,270,000
Proceeds from promissory note - related party	5,019
Repayment of promissory note - related party	(110,119)
Payment of offering costs	(217,755)
Net cash provided by financing activities	277,427,145

Net Change in Cash	386,594
Cash – Beginning	—
Cash – Ending	$386,594

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$233,021,970
Change in value of Class A common stock subject to possible redemption	$12,538,346
Initial classification of warrant liability	$29,708,700
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

On April 5, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Rotor Merger Sub Corp., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Sarcos”). For more information, see the Proposed Business Combination described below.

The registration statements for the Company’s Initial Public Offering were declared effective on January 14, 2021. On January 20, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Proposed Business Combination

On April 5, 2021, the Company entered the Merger Agreement, by and among the Company, Merger Sub, and Sarcos. The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. Unless expressly stated otherwise herein, capitalized terms used but not defined herein shall have such meanings ascribed to them in the Merger Agreement.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sarcos, with Sarcos surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon the Closing, the Company will change its name to “Sarcos Technology and Robotics Corp.”

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, holders of Sarcos’ equity (including shares of common stock, preferred stock, restricted stock awards, options, restricted stock units and warrants) will receive 120,000,000 shares of common stock of the Company in the aggregate, plus, if a Pre-Closing Financing is consummated by Sarcos prior to the Closing, an additional amount of shares of Company common stock based on the amount of gross equity proceeds received by Sarcos from such Pre-Closing Financing (if any), not to exceed an additional 5,000,000 shares of Company common stock in the aggregate (the “Closing Merger Consideration”). In addition, each holder of Sarcos capital stock (including any capital stock subject to restricted stock awards) will be entitled to a right to receive additional contingent consideration following the Closing in the form of an earn-out. This earnout will become payable as follows: (a) 14,062,500 shares of common stock of the Company if the closing share price of a share of common stock of the Company is equal to or exceeds $15.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing and ending on the fourth anniversary of the Closing, and (b) 14,062,500 shares of common stock of the Company if the closing share price of a share of common stock of the Company is equal to or exceeds $20.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing and ending on the fifth anniversary of the Closing.

The amount of shares of Company common stock into which each share of Sarcos capital stock will convert at the Closing of the Merger will be determined by reference to an Exchange Ratio, which is calculated in accordance with the terms of the Merger Agreement, by dividing the Closing Merger Consideration by the amount of fully-diluted outstanding Sarcos shares.

At the Closing, each option to purchase shares of Sarcos’ common stock will be converted into an option exercisable into a number of shares of common stock of the Company equal to the number of Sarcos shares subject to such Sarcos option as of immediately prior to the Closing, multiplied by the Exchange Ratio. Each award of Sarcos’ restricted stock units will be converted into a right to receive restricted stock units based on shares of the common stock of the Company equal to the number of Sarcos shares subject to such Sarcos restricted stock unit as of immediately prior to the Closing, multiplied by the Exchange Ratio.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the Merger Agreement and their respective business operations and activities. The representations and warranties of the parties do not survive the Closing.

The Merger Agreement contains customary covenants of the parties thereto, including (a) the requirement to make appropriate filings and obtain clearance pursuant to the HSR Act, (b) the use of reasonable best efforts to obtain the PIPE Financing, (c) preparation and filing of a proxy statement (the “Proxy Statement”), and (d) the preparation and delivery of PCAOB audited financial statements for Sarcos.

The Merger Agreement also contains mutual exclusivity provisions prohibiting (a) Sarcos and its representatives and subsidiaries from initiating, soliciting, or otherwise encouraging an Acquisition Proposal, (subject to certain limited exceptions specified therein), or entering into any contracts or agreements in connection therewith and (b) the Company and its subsidiaries from initiating, soliciting, or otherwise encouraging any merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or similar business combination (subject to limited exceptions specified therein) or entering into any contracts or agreements in connection therewith.

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) approval by the Company’s shareholders of certain proposals to be set forth in the Proxy Statement; (b) approval of the Merger by the stockholders of Sarcos; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) the waiting period applicable to the Mergers under the HSR Act having expired (or early termination having been granted); and (e) the Company having at least $5,000,001 in net tangible assets.

Sarcos has separate closing conditions, including, among others: (a) that the sum of the amount in the Company’s trust account (calculated net of any stockholder redemptions but prior to the payment of any Company transaction expenses), plus the proceeds of the PIPE Financing, equals or exceeds $200 million; and (ii) the Waiver Agreement has not been amended or modified, other than as consented to in writing by Sarcos.

The Company has separate closing conditions, including, among others: (a) that no Company Material Adverse Effect has occurred and is continuing and uncured; (b) the Company shall have entered into employment agreements with certain executives of Sarcos; (c) Sarcos shall have received the consent of Sarcos’ preferred stock to effect the conversion of shares of Sarcos’ preferred stock into shares of Sarcos’ Class A common stock as of immediately prior to the Effective Time; and (d) Sarcos’ Warrants shall have been exercised as contemplated by the Warrant Exercise Notices.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including: (i) by mutual written consent of the Company and Sarcos (ii) by either party if the other party’s representations or warranties are not true and correct or if the other party failed to perform any of its covenants set forth in the Merger Agreement or any Ancillary Document such that the conditions to closing would not be satisfied and such failure cannot or has not been cured within the earlier of 30 days’ notice by the other party, (iii) subject to certain provisions for extension, by either party if the Closing has not occurred on or prior to six months following the execution of the Merger Agreement, (iv) by either party if there is a final non-appealable Governmental Order preventing the consummation of the transactions contemplated by the Merger Agreement, (v) by either party if the stockholders of the Company fail to approve certain of the necessary stockholder approvals, (vi) by Sarcos if the Special Committee changes its recommendation, provided that Sarcos exercises its termination right within ten business days of such change of recommendation, (vii) by the Company if Sarcos fails to deliver the written consent of the stockholders of Sarcos approving the Merger Agreement within 24 hours following the execution and delivery of the Merger Agreement, (viii) by the Company if the Conversion Written Consent is, at any time, no longer valid or is otherwise revoked or rescinded and no longer effective to approve the Company Preferred Conversion; and (ix) by the Company if Sarcos failed to deliver its PCAOB-compliant audited financials prior to 5:00 pm Eastern Time on April 15, 2021. If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of Fraud.

The Company’s CEO, one of its other directors and certain members of Rotor Sponsor LLC, a Delaware limited liability company (the “Sponsor”) who are not directors or officers of the Company are part of a group that (directly or through affiliates) acquired a minority equity investment in Sarcos in early 2020 (the “Rotor Sarcos Holders”). On January 30, 2021, the Company’s board of directors (the “Board”) authorized the formation of a transaction review committee consisting solely of disinterested independent directors of the Company (the “Special Committee”) and authorized the Special Committee to engage independent legal counsel. The Special Committee, which received a fairness opinion from Houlihan Lokey Capital, Inc., an independent financial advisory firm engaged by the Special Committee, unanimously recommended the approval of the Merger Agreement, the Merger and the transactions contemplated thereby to the Board and that the Board recommend to the holders of the Company’s common stock that they approve such matters. On April 5, 2021, having received the Special Committee’s recommendation, the Board unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby and recommended their approval to the holders of the Company’s common stock.

Concurrent with the execution of the Merger Agreement, certain security holders of Sarcos (“Sarcos Holders”) entered into a lock-up agreement (each, a “Lock-up Agreement”) with the Company. Pursuant to the Lock-up Agreement, Sarcos Holders agreed, among other things, to the following transfer restrictions following the Closing: (i) Holders of shares of Sarcos preferred stock agreed, among other things, that (a) 50% of their shares may not be transferred, until the earlier to occur of (x) six months following Closing, and (y) 120 days following the Closing if the stock price of the Company’s common stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period, and (b) the remaining 50% of such shares may not be transferred for a period of one year following the Closing, and (ii) Holders of Sarcos’ common stock, options, restricted stock awards and restricted stock unit awards agreed, among other things, that (1) 20% of such securities may not be transferred until the earlier to occur of (a) 120 days after Closing if the stock price of the Company’s common stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period, and (b) 6 months after closing; and (2) the remaining 80% can be transferred at the earlier of (A) delivery to customers of at least twenty Guardian® XO® and/or Guardian® XT commercial units to customers of the Constituent Corporations (but in no event prior to the close of business on the one year anniversary of the date of Closing) and (B) the close of business on the second anniversary of the date of Closing.

Concurrent with the execution of the Merger Agreement, the Rotor Sarcos Holders, including the holders of all outstanding Company Warrants, entered into a lock-up agreement (the “Other Lock-up Agreement”) with the Company. Pursuant to the Other Lock-up Agreement, such stockholders agreed, among other things, to certain transfer restrictions for a period of one year following the Closing.

Concurrent with the execution of the Merger Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 22,000,000 shares of common stock of the Company, at a per share price of $10.00 for an aggregate purchase price of $220 million concurrent with the Closing, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that the Company will grant the PIPE Investors certain customary registration rights.

Prior to the Closing, the Company, Sponsor, certain holders of Class B Common Stock in the Company entered into a waiver agreement (the “Waiver Agreement”) pursuant to which Sponsor and certain other holders of Class B Common Stock in the Company have agreed, among other things, to irrevocably waive their respective anti-dilution and conversion rights set forth in the Company’s Amended and Restated Certificate of Incorporation and to forfeit a certain number of Rotor Class B Shares and Rotor Warrants.

The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor, and certain Sarcos stockholders will enter into the Registration Rights Agreement pursuant to which, among other things, the Company will agree to undertake certain shelf registration obligations in accordance with the Securities Act of 1933, as amended (the “Securities Act”), and certain subsequent related transactions and obligations, including, among other things, undertaking certain registration obligations, and the preparation and filing of required documents.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Going Concern Consideration

At March 31, 2021, the Company had $386,594 in cash and a working capital deficit of $2,123,173. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited Condensed Consolidated Financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2021 and the Company’s Current Report on 8-KA, as filed with the SEC on May 14, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the Condensed Consolidated Financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, the Company had cash equivalents of $386,594. The Company did not have any cash equivalents as of December 31, 2020.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury bills (see Note 9). The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 320 "Debt and Equity Securities." These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs amounting to $14,958,914 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $603,941 of the offering costs were related to the warrant liabilities and charged to the statement of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 20, 2021, offering costs totaling $15,562,855 (consisting of $5,520,000 in underwriters’ discount, $9,660,000 in deferred underwriters’ discount, and $382,855 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $603,941 have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate for the period presented due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,070,000 shares in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account
Unrealized gain on marketable securities held in Trust Account	34,686
Less: interest available to be withdrawn for payment of taxes	(29,653)
Net income allocable to shares subject to possible redemption	$5,033
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,123,931
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net income	$8,952,682
Less: Net income allocable to Class A common stock subject to possible redemption	(5,033)
Non-Redeemable Net Income	$8,947,649
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	10,042,736
Basic and diluted net income per share, Non-redeemable Common stock	$0.89

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s Condensed Consolidated Financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain funds and accounts managed by two qualified institutional investors purchased an aggregate of 7,270,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. At the closing of the Private Placement, on January 20, 2021, $212,308 of excess funding was repaid to the Sponsor. As a result of the fair value of the private placement warrants exceeding the purchase price paid of the private placement warrants, the Company recorded an expense of $2,980,700.

In connection with the foregoing, the Company issued to the two qualified institutional investors an aggregate of 790,384 shares of Class B common stock upon consummation of the Initial Public Offering. The Company received an aggregate of $7,270,000 from these sales of Private Placement Warrants and shares of Class B common stock.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

On April 5, 2021, the Company, Sponsor, and certain holders of Class B Common Stock in the Company entered into the Waiver Agreement pursuant to which Sponsor and certain other holders of Class B Common Stock in the Company have agreed, among other things, to irrevocably waive their respective anti-dilution and conversion rights set forth in the Company’s Amended and Restated Certificate of Incorporation and to forfeit a certain number of Rotor Class B Shares and Rotor Warrants. For more information, see the description of the Waiver Agreement in Note 1 above.

Promissory Notes — Related Party

On September 14, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of December 31, 2020, there were $105,336 and outstanding under the Promissory Note, which was repaid in January 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s directors and officers or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Executive Compensation

The Company may pay salaries or consulting fees to its officers prior to a Business Combination of up to an aggregate of $300,000 for their services in assisting the Company in locating and consummating a Business Combination.

The Company pays to two officers an aggregate amount of $15,000 per month for services rendered to the Company.  There is no contractual obligation requiring the Company to make these payments and it may determine to cease doing so at any time. For the quarter ended March 31, 2021, the Company incurred and paid $37,500 in fees related to these services.

PIPE Financing

Messrs. Brian Finn, John Howard and Stefan Selig, each a director of the Company, is each a PIPE Investor, whereby each of Messrs. Finn, Howard and Selig agreed to purchase common stock of the Company, with aggregate commitments of $1.3 million, $1 million and $250,000, respectively. For more information, see the description of the PIPE Financing in Note 1 above.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 14, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The PIPE Investors have certain customary registration rights pursuant to the Subscription Agreements. In particular, the Company has agreed to register for resale with the SEC the common stock issued pursuant to the PIPE Financing within 30 calendar days following the consummation of the Proposed Business Combination. For more information regarding the PIPE Financing, see the description of the Proposed Business Combination in Note 1 above.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

PIPE Financing

Concurrent with the execution of the Merger Agreement, the Company entered into Subscription Agreements with the PIPE Investors pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 22,000,000 shares of common stock of the Company, at a per share price of $10.00 for an aggregate purchase price of $220 million concurrent with the Closing, on the terms and subject to the conditions set forth therein. For more information regarding the PIPE Financing, see the description of the Proposed Business Combination in Note 1 above and the description of the Pipe Financing in Note 5 above.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 70,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 3,047,437 shares of Class A common stock issued and outstanding, excluding 24,552,563 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. WARRANT LIABILITY

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,038,585	$—

Liabilities:
Warrant Liability – Public Warrants	1	$8,970,000	—
Warrant Liability – Private Placement Warrants	3	4,725,500	—

At March 31, 2021, assets held in the Trust Account were comprised of $406 in cash and $276,038,585 in U.S. Treasury securities.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements at January 20, 2021 (Initial Measurement) and March 31, 2021 (Private Placement Warrants only):

	At	As of
	January 20,	March 31,
	2021 (Initial measurement)	2021
Stock price	$10.45	$9.80
Strike price	$11.50	$11.50
Volatility	20.5%	10.9%
Risk-free rate	0.62%	1.11%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.41	$0.65

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	10,250,700	19,458,000	29,708,700
Change in valuation inputs or other assumptions	(5,525,200)	(10,488,000)	(16,013,200)
Fair value as of March 31, 2021	$4,725,500	$8,970,000	$13,695,500

There were transfers out of Level 3 fair value hierarchy totaling $19,458,000 during the period ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

Merger Agreement

On April 5, 2021, the Company entered into a definitive business combination agreement with Sarcos Corp., a Utah corporation. Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated Financial statements were issued. Based upon this review, other than the item noted in the preceding paragraph, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rotor Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Rotor Sponsor LLC,. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 27, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrant, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

On April 5, 2021, the Company entered into the Merger Agreement, by and among the Company, Merger Sub and Sarcos, as further described in Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of earnings on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $8,953,682, which consisted of the change in fair value of warrant liability of $16,013,200, and an unrealized gain on marketable securities held in our Trust Account of $38,991, offset by transaction costs associated with the IPO of $603,941, compensation expense of $2,980,700, and $3,513,863 of operating and formation costs.

Liquidity and Capital Resources

On January 20, 2021, we completed the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Rotor Sponsor LLC, an affiliate of the Company’s officers and directors (the “Sponsor”), and certain funds and accounts managed by two qualified institutional buyers, generating gross proceeds of $7,270,000.

Following the closing of the Initial Public Offering on January 20, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account. We incurred $15,562,855 in Initial Public Offering related costs, including $5,520,000 of underwriting fees, 9,660,000 of deferred underwriting fees and $382,855 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $1,040,551. Net income of $8,953,682 was affected by the change in fair value of warrant liability of $16,013,200, compensation expense of $2,980,700, transaction costs associated with the IPO of $603,941, and an unrealized loss on marketable securities held in the Trust Account of $38,991. Changes in operating assets and liabilities provided $2,473,317 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $276,038,991 (including approximately $38,991 of interest income and unrealized gains, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Earnings on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $386,594. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Accordingly, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company pays to two officers an aggregate amount of $15,000 per month for services rendered to the Company.  There is no contractual obligation requiring the Company to make these payments and it may determine to cease doing so at any time.

Prior to the Closing, the Company, Sponsor, and certain holders of Class B Common Stock in the Company entered into the Waiver Agreement. For more information, see the description of the Founder Shares in Note 5 above.

Concurrent with the execution of the Merger Agreement, the Company entered into Subscription Agreements with PIPE Investors pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase an aggregate of 22,000,000 shares of common stock of the Company, at a per share price of $10.00 for an aggregate purchase price of $220 million concurrent with the Closing. For more information, see the description of the Subscription Agreements in Note 6 above.

Critical Accounting Policies

The preparation of Condensed Consolidated Financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net income less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Merger Agreement

On April 5, 2021, the Company entered into a definitive business combination agreement with Sarcos Corp., a Utah corporation. Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our certifying officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K and final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K or final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251521). The Securities and Exchange Commission declared the registration statements effective on January 14, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Rotor Sponsor LLC, an affiliate of the Company’s officers and directors (the “Sponsor”), and certain funds and accounts managed by two qualified institutional buyers, generating gross proceeds of $7,270,000. Each whole Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $5,520,000 in underwriting discounts and commissions, 9,660,000 of deferred underwriting fees and $382,855 for other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 5, 2021, by and among the Company, Rotor Merger Sub Corp. and Sarcos (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

10.1	Form of Lock-up Agreement, by and among the Company, Sarcos, and Sarcos Holders (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

10.2	Form of Lock-up Agreement, and among the Company, Sarcos, and certain stockholders of Sarcos (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

10.4	Form of Waiver Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

10.5	Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC, and certain stockholders of Sarcos (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K filed by the Registrant on April 6, 2021 (File No. 001-39897)).

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTOR ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Brian D. Finn
	Name:	Brian D. Finn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Amy Salerno
	Name:	Amy Salerno
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)