Form 10-Q
period 2021-06-30
Rotor Acquisition Corp.
filed 2021-08-16
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ROTOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$14,538	$—
Prepaid expenses	434,272	—
Total Current Assets	448,810	—

Deferred offering costs	—	137,336
Investments held in trust account	276,046,127	—
TOTAL ASSETS	$276,494,937	$137,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,054,606	$1,450
Accrued offering costs	35,000	7,000
Promissory note — related party	270,000	105,336
Total Current Liabilities	4,359,606	113,786

Warrant liability	25,916,100	—
Deferred underwriting fee payable	9,660,000	—
Total Liabilities	39,935,706	113,786

Commitments and Contingencies

Class A common stock subject to possible redemption 27,600,000 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ (Deficit) Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; no shares issued and outstanding (excluding 27,600,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	24,310	24,310
Accumulated deficit	(39,465,769)	(1,450)
Total Stockholders’ (Deficit) Equity	(39,440,769)	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,494,937	$137,336

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Formation and operational costs	$1,787,623	$5,301,491
Loss from operations	(1,787,623)	(5,301,491)

Other (expense) income:
Change in fair value of warrant liability	(12,220,600)	3,792,600
Loss on initial issuance of private warrants	—	(2,980,700)
Transaction costs associated with IPO	—	(603,941)
Interest earned on investments held in Trust Account	4,721	4,721
Unrealized gain on investments held in Trust Account	2,415	41,406
Other (expense) income, net	(12,213,464)	254,086

Loss before income taxes	(14,001,087)	(5,047,405)
Benefit from (Provision for) income taxes	—	—
Net loss	$(14,001,087)	$(5,047,405)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,432,558	22,803,959
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,067,442	8,546,870
Basic and diluted net loss per share, Non-redeemable common stock	$(1.98)	$(0.59)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,450)	$23,550

Sale of 27,600,000 Units, net of underwriting discounts, fair value of public warrant liability and offering expenses	27,600,000	2,760	—	—	241,580,326	—	241,583,086

Common stock subject to possible redemption	(24,552,563)	(2,455)	—	—	(241,604,636)	(3,953,225)	(245,560,316)

Net income	—	—	—	—	—	8,953,682	8,953,682

Balance – March 31, 2021	3,047,437	$305	6,900,000	$690	$—	$4,999,007	$5,000,002

Change in value of common stock subject to possible redemption	(3,047,437)	(305)	—	—	24,310	(30,463,689)	(30,439,684)

Net loss	—	—	—	—	—	(14,001,087)	(14,001,087

Balance – June 30, 2021	—	$—	6,900,000	$690	$24,310	$(39,465,769)	$(39,440,769)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,047,405)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(3,792,600)
Loss on initial issuance of private warrants	2,980,700
Transaction costs associated with initial public offering	603,941
Interest earned on investments held in Trust Account	(4,721)
Unrealized gain on investments held in Trust Account	(41,406)
Changes in operating assets and liabilities:
Prepaid expenses	(434,272)
Accounts payable and accrued expenses	4,053,156
Net cash used in operating activities	(1,682,607)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(276,000,000)
Net cash used in Investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placements Warrants	7,270,000
Proceeds from promissory note - related party	275,019
Repayment of promissory note - related party	(110,119)
Payment of offering costs	(217,755)
Net cash provided by financing activities	277,697,145

Net Change in Cash	14,538
Cash – Beginning	—
Cash – Ending	$14,538

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$233,021,970
Change in value of Class A common stock subject to possible redemption	$42,978,030
Offering costs included in accrued offering costs	$35,000
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial statements.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Going Concern Consideration

At June 30, 2021, the Company had $14,538 in cash and a working capital deficit of $3,910,796 The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited Condensed Consolidated Financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2021 and the Company’s Current Report on 8-KA, as filed with the SEC on May 14, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company had cash equivalents of $14,538. The Company did not have any cash equivalents as of December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in money market funds.

Offering Costs

Offering costs amounting to $14,958,914 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $603,941 of the offering costs were related to the warrant liabilities and charged to the statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 20, 2021, offering costs totaling $15,562,855 (consisting of $5,520,000 in underwriters’ discount, $9,660,000 in deferred underwriters’ discount, and $382,855 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $603,941 have been expensed and presented as non-operating expenses in the statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Binomial lattice model (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate for the period presented due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 22,000,000 shares in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on investments attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on investments based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned and unrealized gain on investments held in Trust Account	$7,136	$46,127
Less: interest available to be withdrawn for payment of taxes	(7,136)	(46,127)
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,432,558	22,803,959
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus Net Earnings allocable to common stock subject to possible redemption
Net loss	$(14,001,087)	$(5,047,405)
Less: Net income allocable to common stock subject to possible redemption	—	—
Non-Redeemable Net loss	$(14,001,087)	$(5,047,405)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	7,067,442	8,546,870
Basic and diluted net income per share, Non-redeemable Common stock	$(1.98)	$(0.59)

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

On May 11, 2021, the Sponsor loaned to the Company an aggregate of $145,000 for working capital purposes. On June 9, 2021, the Sponsor agreed to loan the Company up to an additional $300,000   for working capital purposes. Each of the foregoing is evidenced by a separate promissory note (the “Notes”, each a “Note”) which is non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert the outstanding principal balance of the Notes, in whole or in part, into warrants of the Company, identical to the “private warrants” issued by the Company concurrently with its initial public offering (the “Warrants”), at a price of $1.00 per Warrant. Each Warrant may be exercised to purchase one share of Company Class A common stock at a price of $11.50 per share, subject to adjustment. The Warrants (i) will not be redeemable by the Company, (ii) may be exercised for cash or on a cashless basis so long as they are held by the initial holder or its permitted transferees, and (iii) are not transferable, assignable or salable until 30 days after the completion of the Business Combination except in limited circumstances.

If the Company does not consummate a Business Combination, the Notes will not be repaid and all amounts owed under the Notes will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering.

The Company borrowed $145,000 and $125,000 in May and June, respectively. At June 30, 2021 $270,000 was outstanding.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Executive Compensation

The Company may pay salaries or consulting fees to its officers prior to a Business Combination of up to an aggregate of $300,000 for their services in assisting the Company in locating and consummating a Business Combination.

The Company pays to two officers an aggregate amount of $15,000 per month for services rendered to the Company.  There is no contractual obligation requiring the Company to make these payments and it may determine to cease doing so at any time. For the three and six months ended June 30, 2021, the Company incurred and paid $37,500 and $82,500 in fees related to these services.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 70,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 27,600,000 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $276,000,000. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ROTOR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021  and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – Money Market Fund	1	$276,046,127	$—

Liabilities:
Warrant Liability – Public Warrants	1	$16,974,000	—
Warrant Liability – Private Placement Warrants	3	8,942,100	—

At June 30, 2021, assets held in the Trust Account were comprised of $0 in cash and $276,046,127 in money market funds.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements at January 20, 2021 (Initial Measurement) and June 30, 2021 (Private Placement Warrants only):

	At
	January 20,	As of
	2021 (Initial measurement)	June 30, 2021
Stock price	$10.45	$9.98
Strike price	$11.50	$11.50
Volatility	20.5%	18.0%
Risk-free rate	0.62%	.91%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.41	$1.23

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	10,250,700	19,458,000	29,708,700
Change in valuation inputs or other assumptions	(1,308,600)	(2,484,000)	(3,792,600)
Fair value as of June 30, 2021	$8,942,100	$16,974,000	$25,916,100

There were transfers out of Level 3 fair value hierarchy totaling $19,458,000  during the period ended March 31, 2021. There were no transfers out of Level 3 fair value hierarchy during the three month period ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated Financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of earnings on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $14,001,087, which consisted of formation and operational costs of $1,787,623 and change in fair value of warrant liability of $12,220,600 , offset by interest earned on investments held in Trust Account of $4,721 and unrealized gain on investments held in our Trust Account of $2,415.

For the six months ended June 30, 2021, we had a net loss of $5,047,405, which consisted of formation and operational costs of $5,301,491 and transaction costs associated with the IPO of $603,941, loss on initial issuance of private warrants of $2,980,700, offset by change in fair value of warrant liability of $3,792,600 ,   interest earned on investments held in Trust Account of $4,721, and unrealized gain on investments held in Trust Account of $41,406.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,682,607. Net loss of $5,047,405 was affected by the change in fair value of warrant liability of $3,792,600, loss on initial issuance of private warrants of $2,980,700, transaction costs associated with the IPO of $603,941, interest earned on investments held in Trust Account of $4,721, and an unrealized gain on investments held in the Trust Account of $41,406. Changes in operating assets and liabilities provided $3,618,884 of cash for operating activities.

As of June 30, 2021, we had cash and investments held in the Trust Account of $276,046,127 (including approximately $46,127 of interest income and unrealized gains, net of unrealized losses) consisting of money market funds. Earnings on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $14,538. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our certifying officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTOR ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Brian D. Finn
	Name:	Brian D. Finn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Amy Salerno
	Name:	Amy Salerno
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)