Form 10-Q
period 2021-09-30
Sarcos Technology & Robotics Corp
filed 2021-11-09
CIK 1826681

financing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39897

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2838301
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
360 Wakara Way Salt Lake City, Utah 84108	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 927-7296

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants to purchase Common Stock	STRC STRCW	The Nasdaq Global Market The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 22, 2021, the registrant had 142,848,780 shares of Common Stock, $0.0001 par value per share, outstanding.

Explanatory Note

On September 24, 2021 (the “Closing Date”), Sarcos Technology and Robotics Corporation, a Delaware corporation (f/k/a Rotor Acquisition Corp.) (unless specified otherwise, the “Company” or “Sarcos”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021 (the “Original Merger Agreement”), by and among the Company, Rotor Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”), and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among the Company, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of the Company. On the Closing Date, the registrant changed its name from Rotor Acquisition Corp. to Sarcos Technology and Robotics Corporation.

For more information on the Business Combination, see Note 1 to the unaudited condensed consolidated financial statements below.

Unless stated otherwise or the context clearly indicates otherwise, this Quarterly Report on Form 10-Q contains historical information about Rotor before the Business Combination. References to the “Company,” “we,” “us,” and “our” in this report refer to Old Sarcos before the consummation of the Business Combination or Sarcos after the consummation of the Business Combination, as the context suggests.

The Business Combination was accounted for as a reverse capitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Rotor is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of Old Sarcos with the Business Combination being treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Old Sarcos and Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Sarcos.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$239,148	$33,664
Restricted cash, current	108	—
Accounts receivable	777	1,051
Unbilled receivable	56	219
Inventories	1,314	707
Prepaid expenses and other current assets	1,450	693
Total current assets	242,853	36,334
Restricted cash, net of current	1,932	—
Property and equipment, net	5,236	1,425
Other non-current assets	426	292
Total assets	$250,447	$38,051
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,933	$972
Accrued liabilities	2,689	1,255
Notes payable, current	108	1,328
Total current liabilities	4,730	3,555
Notes payable, net of current	1,892	1,066
Warrant liabilities	5,265	—
Deferred rent long term	1,819	—
Other non-current liabilities	300	526
Total liabilities	14,006	5,147
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 990,000,000 and 133,312,415 shares authorized as of September 30, 2021 and December 31, 2020; 137,589,275 and 104,039,354 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	13	10
Additional paid-in capital	347,857	96,880
Accumulated deficit	(111,429)	(63,983)
Total Sarcos Technology and Robotics Corporation stockholders’ equity	236,441	32,907
Noncontrolling interests	—	(3)
Total stockholders' equity	236,441	32,904
Total liabilities and stockholders' equity	$250,447	$38,051

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$1,129	$1,505	$4,071	$5,387
Operating expenses:
Cost of revenue	929	1,044	2,807	3,537
Research and development	4,529	4,606	11,398	11,249
General and administrative	33,864	2,017	39,099	5,716
Sales and marketing	2,295	732	4,114	2,023
Total operating expenses	41,617	8,399	57,418	22,525
Loss from operations	(40,488)	(6,894)	(53,347)	(17,138)
Interest (expense) income, net	(7)	—	(30)	58
Gain on warrant liability	3,510	—	3,510	—
Gain on forgiveness of notes payable	—	—	2,394	—
Other income, net	—	1	28	31
Loss before provision for income taxes	(36,985)	(6,893)	(47,445)	(17,049)
Provision for income taxes	—	—	1	—
Net loss and comprehensive loss	(36,985)	(6,893)	(47,446)	(17,049)
Net loss attributable to common stockholders	$(36,985)	$(6,893)	$(47,446)	$(17,049)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.35)	$(0.07)	$(0.45)	$(0.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	106,614,893	103,506,165	104,922,111	98,862,683

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock						Common Stock
											Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2020	5,421,446	$5	3,158,338	$3	3,532,228	$4	171,645	$—	8,000,001	$8	$96,870	$(63,983)	$(3)	$32,904
Retroactive application of Reverse Recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	(3,532,228)	(4)	103,867,709	10	(8,000,001)	(8)	10	—	—	—
Balance at December 31, 2020, as adjusted	—	—	—	—	—	—	104,039,354	10	—	—	96,880	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(203)	—	3	(200)
Share based compensation	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Exercise of stock options	—	—	—	—	—	—	24,618	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,198)	—	(5,198)
Balance at March 31, 2021	—	$—	—	$—	—	$—	104,063,972	$10	$—	$—	$96,870	$(69,181)	$—	$27,699
Share based compensation	—	—	—	—	—	—	—	—	—	—	219	—	—	219
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,263)	—	(5,263)
Balance at June 30, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$97,089	$(74,444)	$—	$22,655
Cashless exercise of common stock warrants	—	—	—	—	—	—	999,185	—	—	—	—	—	—	—
Issuance of common stock upon Merger, net of transaction costs	—	—	—	—	—	—	10,525,990	1	—	—	403	—	—	404
Issuance of PIPE shares	—	—	—	—	—	—	22,000,000	2	—	—	219,998	—	—	220,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	30,367	—	—	30,367
Exercise of stock options	—	—	—	—	—	—	128	—	—	—	—	—	—	-
Net loss	—	—	—	—	—	—	—	—	—	—	—	(36,985)	—	(36,985)
Balance at September 30, 2021	—	$—	—	$—	—	$—	137,589,275	$13	—	$—	$347,857	$(111,429)	$—	$236,441

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock						Common Stock				Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2019	5,421,446	$5	3,158,338	$3	—	$—	109,536	$—	7,250,001	$7	$54,518	$(43,057)	$(3)	$11,473
Retroactive application of Reverse Recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	—	—	81,646,769	8	(7,250,001)	(7)	7	—	—	—
Balance, December 31, 2019, as adjusted	—	—	—	—	—	—	81,756,305	8	—	—	54,525	(43,057)	(3)	11,473
Vesting of founder shares subject to repurchase	—	—	—	—	—	—	1,282,306	—	—	—	25	—	—	25
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	18,117,573	2	—	—	38,646	—	—	38,648
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	1,220	—	—	1,220
Share based compensation	—	—	—	—	—	—	—	—	—	—	683	—	—	683
Exercise of stock options	—	—	—	—	—	—	36,956	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,951)	—	(4,951)
Balance at March 31, 2020	—	$—	—	$—	—	$—	101,193,140	$10	—	$—	$95,104	$(48,008)	$(3)	$47,103
Vesting of founder shares subject to repurchase	—	—	—	—	—	—	1,282,306	—	—	—	25	—	—	25
Share based compensation	—	—	—	—	—	—	—	—	—	—	704	—	—	704
Exercise of stock options	—	—	—	—	—	—	127,692	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,205)	—	(5,205)
Balance at June 30, 2020	—	$—	—	$—	—	$—	102,603,138	$10	—	$—	$95,886	$(53,213)	$(3)	$42,680
Vesting of founder shares subject to repurchase	—	—	—	—	—	—	1,282,305	—	—	—	25	—	—	25
Share based compensation	—	—	—	—	—	—	—	—	—	—	717	—	—	717
Exercise of stock options	—	—	—	—	—	—	113,356	—	—	—	48	—	—	48
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,893)	—	(6,893)
Balance at September 30, 2020	—	$—	—	$—	—	$—	103,998,799	$10	—	$—	$96,676	$(60,106)	$(3)	$36,577

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(47,446)	$(17,049)
Adjustments to reconcile net loss to net cash provided by operating activities:

Share-based compensation	30,758	2,104
Depreciation and amortization	326	345
Change in fair value of warrant liability	(3,510)	—
Gain on forgiveness of notes payable	(2,394)	—
Changes in operating assets and liabilities
Accounts receivable	274	384
Unbilled receivable	163	673
Inventories	(607)	164
Other non-current assets	(134)	(192)
Prepaid expenses and other current assets	(331)	(86)
Accounts payable	930	(171)
Accrued liabilities	315	461
Unearned revenue	—	297
Deferred rent	831	—
Other non-current liabilities	(83)	629

Net cash used in operating activities	(20,908)	(12,441)

Cash flows from investing activities:
Purchases of property and equipment	(3,039)	(804)

Net cash used in investing activities	(3,039)	(804)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	39,867
Proceeds from notes payable	2,000	2,394
Proceeds from exercise of stock options	20	107
Purchase of non-controlling interest	(200)	—
Payment of obligations under capital leases	(3)	(2)
Proceeds from PIPE	220,000	—
Proceeds from Merger	25,359	—
Payments for transaction costs	(15,705)	—

Net cash provided by financing activities	231,471	42,366

Net increase in cash, cash equivalents, and restricted cash	207,524	29,121

Cash, cash equivalents, and restricted cash at beginning of period	33,664	9,195

Cash, cash equivalents, and restricted cash at end of period	$241,188	$38,316
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$2	$—
Supplemental disclosure of non-cash investing activities:
Issuance of common stock warrants	$—	$1,220
Purchases of property and equipment included in accounts payable at period-end	$232	$5
Purchase of property and equipment under capital leases	$—	$386
Vesting of founder shares subject to repurchase	$—	$75
Leasehold improvements paid by lessor	$988	$—
Unpaid transaction costs	$669	$—
Assumption of warrant liabilities	$8,774	$—

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”) formerly known as Rotor Acquisition Corp. (“Rotor”), designs and produces highly dexterous mobile robotic systems for use in dynamic environments.

Business Combination

On September 24, 2021 (the “Closing Date”), we consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among the Company, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of the Company. On the Closing Date, the registrant changed its name from Rotor Acquisition Corp. to Sarcos Technology and Robotics Corporation.

Immediately prior to the effective time of the Merger (the “Effective Time”), all issued and outstanding warrants to purchase shares of Class A common stock of Old Sarcos were net exercised and all issued and outstanding shares of preferred stock of Old Sarcos were converted into common stock of Old Sarcos (collectively, the “Old Sarcos Common Stock”). Pursuant to the terms of the Merger Agreement, at the Effective Time:

•
Each outstanding share of Old Sarcos Common Stock, after giving effect to the conversion described above, was cancelled and converted into and became (i) the right to receive approximately 5.129222424 shares (the “Exchange Ratio”) of Common Stock of the Company, par value $0.0001 per share (the “Common Stock”), rounded down to the nearest whole share plus (ii) the contingent right to receive a portion of additional shares of Common Stock upon achievement of certain milestones (the “Contingent Merger Consideration”), as described below;
•
All outstanding options, restricted stock units (“RSUs”) and restricted stock award (“RSA”) of Old Sarcos, whether vested or unvested, were assumed by the Company and converted into options, RSUs and RSA of the Company;

In addition, each holder of Old Sarcos capital stock (including any Old Sarcos RSAs) was entitled to a right to Contingent Merger Consideration at the Closing Date in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock.

On the Closing Date, certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 22,000,000 shares (the “PIPE Shares”) of Common Stock at a price of $10.00 per share, for an aggregate purchase price of $220,000 (the “PIPE Financing”), in a private placement pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of April 5, 2021.

On September 27, 2021, the Common Stock and warrants of Sarcos Technology and Robotics Corporation (formerly those of Rotor Acquisition Corp.), ceased trading on the New York Stock Exchange and began trading on The Nasdaq Global Market (“Nasdaq”) as “STRC” and “STRCW”, respectively.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.A. (“GAAP”).

The condensed consolidated financial statements as of September 30, 2021, are unaudited. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020, which are included in the Company’s prospectus filed with the SEC on October 21, 2021.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2021, the results of operations, including its comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the statement of cash flows for the nine months ended September 30, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual condensed consolidated financial statements for the year ended December 31, 2020, that have had a material impact on the Company’s consolidated financial statements and related notes.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Modifications continue to be made to our normal operations because of the COVID-19 pandemic and we continue to monitor our operations and government recommendations. Travel restrictions and capacity limits at customer locations imposed in response to the COVID-19 pandemic continue to cause delays in the assessment and deployment of our products. Although it is widely expected that the impact of the pandemic will subside over time, we cannot predict the future extent or duration of the impact that the COVID-19 pandemic will have on our financial condition and operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. If the financial markets and/or the overall economy continue to be impacted for an extended period, Sarcos operations and financial results may be adversely affected.

Liquidity and Capital Resources

Cash and cash equivalents were $239,148 as of September 30, 2021, compared to $33,664 as of December 31, 2020. The Company has historically incurred losses and negative cash flows from operations. As of September 30, 2021, the Company also had an accumulated deficit of approximately $111,429 and working capital of $238,123. During the nine months ended September 30, 2021, the Company received $2,000 from the US Government under the Paycheck Protection Program ("PPP"). The Company has used these proceeds to fund qualified expenses as defined within the PPP loan agreement.

These financial statements have been prepared in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity were cash generated by equity offerings and debt. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating, and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market acceptance of the Company’s products. The Company considers that there are no conditions or events in the aggregate, including the impact of the COVID-19 pandemic, that had a substantial net impact on the Company’s liquidity position

On September 24, 2021, the Company completed the Merger and raised net cash proceeds of $229,654, net of transaction costs. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

Restricted Cash

As a result of the Merger and Merger Agreement, the Company has restricted cash deposited in an interest-bearing escrow account representing the payments for the second PPP loan received by Old Sarcos as required to secure the PPP lender’s consent to the Merger without Small Business Administration (“SBA”) approval. We expect this restricted cash to be fully released upon approval by the SBA of the Company’s application for forgiveness of the PPP loan in accordance with the applicable regulations. As of September 30, 2021, the restricted cash associated with the Company's PPP loan has been classified as $108 current and $1,932 non-current assets, respectively.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Revenue Recognition

The Company recognizes revenue from the sale of its products and from the delivery of goods and/or services arising out of its contractual arrangements to provide research and development services that are fully funded by the customer. The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:

1) Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights and obligations regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Contract modifications may include changes in scope of work, and/or the period of completion of the project. The Company analyzes contract modifications to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

2) Identify the performance obligations in the contract: The Company enters into contracts that can include combinations of products and services, which are either capable of being distinct and accounted for as separate performance obligations or as one performance obligation if the majority of tasks and services form a single project or capability. However, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

3) Determine the transaction price: The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. Such amounts are typically stated in the customer contract. However, to the extent that the Company identifies variable consideration, the Company will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

4) Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount we would sell the good(s) or service(s) to a customer on a standalone basis. For the government contracts, the Company uses expected cost plus a margin as standalone selling price. Because our contract pricing with the government customer is based on expected cost plus margin the standalone selling price of the good(s) or service(s) in our contracts with the government customer are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transaction, the observable standalone sales transactions are used to determine the standalone selling price.

5) Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are recorded at the time of product shipment to the customer and are included within revenue.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Revenues from Contracts with Customers

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company’s core products. Second, the Company sells its products and related parts and repair services. The research and development services revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Revenue from the sales of the Company’s products primarily includes sales of the Company’s Guardian S remote-controlled visual inspection and surveillance robotic system and its Guardian Heavy-Lift System (“HLS”).

Research and Development Services

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of technology in the areas of robotics, artificial intelligence and unmanned systems. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic platforms. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent the Company's actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, the Company will recognize losses at the contract level in earnings in the period in which they are incurred.

Product Sales

Product revenues relate to sales of the Company’s Guardian S and Guardian HLS products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Revenue on product sales is recognized at a point in time when goods are shipped to the customer. At the time revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Research and Development Services and Product Sales were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Research and Development Services	$694	$1,247	$3,324	$4,681
Product Sales	435	258	747	706
Total Revenue	$1,129	$1,505	$4,071	$5,387

Contract Balances

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, contract assets, and contract liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities, discussed below, are also referenced as “deferred revenue” on the condensed consolidated financial statements and related disclosures. Cash received that is in excess of revenues recognized and are contingent upon the satisfaction of performance obligations are accounted for as deferred revenue.

Contract assets include unbilled amounts resulting from contracts in which revenue is recognized over time, revenue recognized exceeds the amount billed, and right to payment is not only subject to the passage of time and further performance.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenues are as follows:

	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Opening Balance as of December 31, 2019	$916	$868	$195	$110	$200
Increase/(decrease), net	135	(649)	(102)	(17)	(143)
Ending Balance as of December 31, 2020	1,051	219	93	93	57
Increase/(decrease), net	(274)	(163)	(8)	(56)	(27)
Ending Balance as of September 30, 2021	$777	$56	$85	$37	$30

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within Prepaid expenses and other current assets, Other non-current assets, and Accrued liabilities, respectively. For the deferred revenue balance, during the three and nine months ended September 30, 2021, the Company recognized revenue of $5 and $57, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Remaining performance obligations

As of September 30, 2021, the Company had backlog, or revenue related to remaining performance obligations, of $3,422. We expect approximately 32% of this backlog to be recognized in 2021 and the remainder to be recognized in 2022.

Recently Issued Accounting Standard Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In February 2016, the FASB issued ASU 2016-02 regarding ASC 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The amendments require a modified retrospective approach with optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their consolidated financial statements in the year of adoption. In June 2020, the FASB Issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities (“ASU 2020-05”). The update defers the initial effective date of ASU 2016-02 by one year for private companies and private non-for-profits. For these entities, the effective date is for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2023, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and to simplify areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU is effective for the Company beginning January 1, 2022. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

2. Fair Value Measurements

The Company's condensed consolidated financial instruments consist of cash and cash equivalents and accounts receivable. Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset, or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1—Fair value is based on observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2—Fair value is determined using quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable.

Level 3—Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as an option pricing model, discounted cash flow, or similar technique.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$9,604	$—	$—	$9,604
Total assets	$9,604	$—	$—	$9,604

Liabilities:
Warrant liability	$—	$—	$5,265	$5,265
Total liabilities	$—	$—	$5,265	$5,265

	As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$31,726	$—	$—	$31,726
Total assets	$31,726	$—	$—	$31,726

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. There were no transfers between fair value measurements levels during the nine months ended September 30, 2021 and December 31, 2020.

The table sets forth a summary of changes in the fair value of the Company’s Level 3 warrants for the years ended December 31, 2020, and the nine months ended September 30, 2021:

Balance at December 31, 2020	$—
Increase in fair value of warrants	5,265
Balance at September 30, 2021	$5,265

Through the three months and nine months ended September 30, 2020, and 2021, there were no transfers to or from any level. The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Balance Sheet Components

Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$511	$516
Work-in-process	262	100
Finished goods	541	91
Total inventories	$1,314	$707

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid rent and other expense	$869	$313
Software	489	287
Other assets	92	93
Total prepaid expenses and other current assets	$1,450	$693

Property and equipment, net

Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Robotics and manufacturing equipment	$796	$659
Leasehold improvements	154	154
Computer equipment	578	568
Capital leased computer equipment	264	386
Software	393	359
Other fixed assets	147	147
Construction in progress	4,219	141
Property and equipment, gross	6,551	2,414
Accumulated depreciation and amortization	(1,315)	(989)
Property and equipment, net	$5,236	$1,425

Depreciation and amortization expenses were $326 and $345, for the nine months ended September 30, 2021 and September 30, 2020, respectively. Included in construction in progress is $2,736 of tenant improvement related to the improvements made in the new facility to be leased.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Payroll and payroll taxes	$410	$648
CARES Act deferred payroll taxes	286	286
Consulting and professional services	585	125
Accrued transaction costs	669	—
Accrued facility costs	260	—
Other current liabilities	479	196
Total accrued liabilities	$2,689	$1,255

Other non-current liabilities

Other non-current liabilities consist of the following:

	September 30, 2021	December 31, 2020
CARES Act deferred payroll taxes	$286	$286
Capital leases	8	240
Other non-current liabilities	6	—
Total other non-current liabilities	$300	$526

4. Notes Payable

Paycheck Protection Program Loan

In April 2020, Old Sarcos received an unsecured loan in the principal amount of $2,394 under the PPP loan administered by the SBA, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan provides for an interest rate of 1.00% per year and matures two years from the commencement date. The terms of the PPP loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan is subject to forgiveness under the PPP loan to the extent proceeds of the loan are used for eligible expenditures. The PPP loan may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. On June 11, 2021, the first PPP loan granted of $2,394 was forgiven.

On March 3, 2021, Old Sarcos was granted a second PPP loan of $2,000 based on qualified spending, decreased quarterly revenue, and other factors. The second PPP loan is eligible for forgiveness based on qualified spending during an 8-to-24 month covered period, assuming employee and compensation levels are maintained. Loan payments are deferred for at least 10 months after the end of the covered period.

Under the terms of the CARES Act and the PPP Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of loan granted under the PPP Flexibility Act, with such forgiveness to be determined, subject to limitations (including where employees of the Company have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While the Company currently believes that its use of the PPP loan proceeds has met the conditions for forgiveness under the PPP Flexibility Act, no assurance is provided that the Company will obtain whole or partial forgiveness of the loans.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Notes payable consisted of the following:

	September 30, 2021	December 31, 2020
First PPP loan	$—	$2,394
Second PPP loan	2,000	—
Total Notes payable	2,000	2,394
Less: Notes payable, current portion	108	1,328
Notes payable, net of current portion	$1,892	$1,066

As of September 30, 2021, the scheduled principal payments of the Company's PPP loan, shown if the loan is not forgiven, were as follows:

2021 (Remaining)	$—
2022	241
2023	535
2024	541
2025	546
2026	137
Total	$2,000

5. Reverse Recapitalization

Pursuant to ASC 805, Business Combinations, the Merger was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old Sarcos was deemed the accounting acquirer (and legal acquiree) and Rotor was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the Reverse Recapitalization was treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Merger are those of Old Sarcos. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio.

Earn-Out Shares

Each holder of Old Sarcos capital stock (including any Old Sarcos RSAs) will be entitled to a right to Contingent Merger Consideration following the Closing in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock. The earn-outs will become payable as follows:

•
14,062,500 shares of Common Stock of the Company in the aggregate if the closing share price of a share of Common Stock of the Company is equal to or exceeds $15.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date.
•
14,062,500 shares of Common Stock of the Company if the closing share price of a share of Common Stock of the Company is equal to or exceeds $20.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fifth anniversary of the Closing Date.

Earn-out shares have been issued and are accounted for as equity instruments. Earn-out shares were included as merger consideration as part of the Reverse Recapitalization and recorded in additional paid-in capital. The earn-out shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s consolidated balance sheets.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Upon the closing of the Merger and the PIPE Financing, the Company received net cash proceeds of $229,654. The following table reconciles the elements of the Merger to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2021:

Recapitalization
Cash proceeds from Rotor, net of redemptions	$41,208
Cash proceeds from PIPE Financing[1]	220,000
Less: Cash payment of transaction expenses - Sarcos	(15,706)
Less: Cash payment of transaction expenses and underwriting fees - Rotor	(15,848)
Net Cash proceeds from Merger and PIPE financing	229,654
Less: Warrant liabilities assumed	(8,774)
Less: Other non-cash net assets assumed	193
Less: Unpaid and previously expensed Merger transaction costs	(669)
Net contributions from recapitalization	$220,404

1 The PIPE Financing.

Immediately following closing of the Merger, the Company had 137,589,275 shares issued and outstanding of Common Stock. The following table present the number of shares of the Company’s Common Stock outstanding immediately following the consummation of the Merger:

Number of Shares
Rotor Class A Common Stock, outstanding prior to Business Combination	27,600,000
Rotor Class B Common Stock, outstanding prior to Business Combination	6,405,960
Class A common stock issued to PIPE Investors[2]	22,000,000
Less: redemption of Rotor Common Stock	(23,479,970)
Total shares from Merger and PIPE financing	32,525,990
Recapitalization of Old Sarcos common stock into Class A common stock[3]	105,063,285
Total shares of Common Stock immediately after the Effective Time	137,589,275

2 See footnote (1) of the preceding table.

3 The number of Old Sarcos shares was determined from the 21,483,286 shares of Old Sarcos Common Stock warrants, Common Stock and preferred stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the Common and Preferred Stock redeemed, converted at the Exchange Ratio of 5.129222424. This excludes a restricted stock award for 5,129,222 shares that was unvested as of the date of the Merger. All fractional shares were rounded down.

In connection with the Merger, the Company incurred direct and incremental costs of approximately $32,567 related to legal, accounting, and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred. As of September 30, 2021, $1,104 of transaction costs were recorded to operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. Equity

Common Stock

On September 27, 2021, the Common Stock and Warrants began trading on Nasdaq Global Market under the ticker symbols “STRC” and “STRCW”, respectively.

As of September 30, 2021, the Company had authorized a total of 990,000,000 shares for issuance as Common Stock. As of September 30, 2021, 137,589,275 shares of Common Stock issued and outstanding.

In September 2016, the founders of Old Sarcos granted Old Sarcos a purchase right for 4,000,000 shares of Class B common stock of Old Sarcos originally purchased by the founders in 2015. Old Sarcos had an exclusive option to repurchase unvested shares of Class B common stock at a price per share equal to the original issue price per share in the event that the founder’s relationship with Old Sarcos was terminated. The repurchase right for the 4,000,000 shares lapsed in equal monthly amounts over the following 48 months period ending in September 2020. The fair value of the repurchase right, categorized as a Class B common stock option at the date the repurchase right granted was based on the fair market value on the grant date and is being recognized as stock-based compensation expense to general and administrative expense on a straight-line basis over the vesting period. For the three months and nine months ended September 30, 2020, the amount of stock-based compensation recognized related to the founder stock options was $506 and $1,518, respectively. For the three and nine months ended September 30, 2021, no shares of Class B Common Stock were subject to the repurchase option and there was no unrecognized amount of stock-based compensation remaining. Upon the closing of

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

the Merger, holders of these outstanding Class B common stock of Old Sarcos received shares of the Company’s Common Stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

Preferred Stock

As of September 30, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2021, the Company had no shares of preferred stock outstanding as all preferred stock of Old Sarcos had been converted to Common Stock as part of the Business Combination.

Non-controlling Interest

The non-controlling interest represents the membership interest in ZeptoVision, Inc., (“Zepto”) that was held by a holder other than the Company. Zepto was formed in April 2016, and the formation of Zepto was accounted for as a common control transaction at the time of formation. As of December 31, 2020, the Company's ownership percentage in Zepto was 79%. The Company has consolidated the financial position and results of operations of Zepto and reflected the 21% interest as a non-controlling interest. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

On February 16, 2021, the Company acquired the non-controlling interest’s shares in Zepto for a purchase price of $200 making Zepto a wholly owned subsidiary of the Company. The acquisition of the remaining shares of Zepto resulted in the decrease of non-controlling interest to zero and adjustment to additional paid-in capital to reflect the Company's increased ownership in Zepto.

7. Warrants

On January 31, 2020, Old Sarcos issued 250,000 Class A Common Stock warrants to one of the Series C Preferred Stock investors, at an exercise price of $11.3243 per share with an expiration date of January 31, 2030. The Company generally accounts for warrants to purchase Common Stock as a component of equity at its issued cost unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash.

Old Sarcos estimated the fair value of these warrants using the Black-Scholes option valuation model based on the estimated fair value of the underlying Common Stock, with the following assumptions: remaining contractual term of ten years, risk-free interest rate of 3.05%, volatility of 85% and no dividend yield. These estimates, especially the market value of the underlying Common Stock and the related expected volatility, are highly judgmental and could differ materially in the future. Old Sarcos estimated the fair value of warrants exercisable for Class A Common Stock using the Black-Scholes option valuation model based on the estimated fair value of the underlying Series C Preferred Stock.

Immediately prior to the effective time of the Merger, all of the issued and outstanding warrants to purchase 250,000 shares of Class A Stock of Old Sarcos warrants were net exercised and then upon the Closing were exchanged for shares of the Company’s Common Stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

On January 20, 2021, Rotor consummated the initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the “Private Placement Warrants”) in a private placement to Rotor Sponsor LLC (the “Sponsor”), an affiliate of Rotor’s officers and directors, and certain funds and accounts managed by two qualified institutional buyers. The Private Placement Warrants, which Sarcos assumed as part of the Business Combination, are recorded as warrant liabilities.

At the Closing Date, Old Sarcos acquired the net liabilities from Rotor, including the Public Warrants and the Private Placement Warrants (together the “Warrants”). The Company estimated the fair value of warrants exercisable for Common Stock measured at fair value on a recurring basis at the respective dates using the Black-Scholes option valuation model, for the Private Placement Warrants. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides quantitative information regarding assumptions used in the Black Scholes option-pricing model to determine the fair value of the Private Placement Warrants:

	September 30, 2021	September 24, 2021 (Closing Date)
Stock price	$7.73	$10.05
Term (in years)	0.31	0.32
Expected volatility	25.0%	18.9%
Risk-free rate	1.0%	1.0%
Dividend yield	0.0%	0.0%

Each whole Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that we have an effective registration statement under the Securities Act covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement entered into between Continental Stock Transfer & Trust Company and Rotor (the “Warrant Agreement”)) and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of our Common Stock. This means only a whole Warrant may be exercised at a given time by a Warrant holder. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We will not be obligated to deliver any Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of our Common Stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration, or a valid exemption from registration is available. No Warrant will be exercisable, and we will not be obligated to issue a share of our Common Stock upon exercise of a Warrant unless the share of our Common Stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will we be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser in the Rotor IPO of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of our Common Stock underlying such Unit.

Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants will not be redeemable by us so long as they are held by the Sponsor or its permitted transferees, subject to certain exceptions. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

Redemption of Warrants When the Price per Share of Our Common Stock Equals or Exceeds $18.00. Once the Warrants become exercisable, we may call the Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and
•
if, and only if, the last reported sale price of the shares of our Common Stock for any 20 trading days within a 30-trading day period commencing after the Warrants become exercisable and ending three business days before we send the notice of redemption to the Warrant holders (which we refer to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, we will not redeem the Warrants unless an effective registration statement under the Securities Act covering the shares of our Common Stock issuable upon exercise of

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

the Warrants is effective and a current prospectus relating to those shares of our Common Stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Share of Our Common Stock Equals or Exceeds $10.00. Once the Warrants become exercisable, we may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants if we do not utilize this redemption provision):

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of our Common Stock;
•
if, and only if, the Reference Value (as defined above) equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
•
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its Warrants) as the outstanding Public Warrants, as described above.

8. Stock-based Compensation

Equity Incentive Plan

2015 Stock Plan

The total number of authorized shares under the Old Sarcos 2015 Equity Incentive Plan (the “2015 Plan”) is 3,180,714 as of September 30, 2021. The Plan provides stock options awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents, and consultants as options and/or RSUs. These awards vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. Following the closing of the Merger, no further awards will be made under the 2015 Plan. Any forfeited options will be added to the 2021 Plan.

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”) , and on the Closing Date, the 2021 Plan was approved by the board of directors. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30,000,000 shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Commination and expire or otherwise terminate without having been exercised in full, are tendered to or are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12,760,600 shares of Common Stock. As of September 30, 2021, no equity had been granted under the 2021 Plan.

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	7,883,087	$0.59	6.83	$5,058
Granted	1,793,940	8.78
Exercised	(24,746)	0.83
Cancelled	(951,270)	0.82
Outstanding – September 30, 2021	8,701,011	$2.26	6.42	$47,633
Vested and expected to vest – September 30, 2021	8,701,011	2.26	6.42	$47,633
Exercisable – September 30, 2021	4,928,738	$0.43	5.30	$35,991

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following summarizes the Company’s employee RSUs activity for the nine months ended September 30, 2021:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2020	901,217	$1.18
Granted	205,168	8.78
Cancelled	(6,884)	1.17
Outstanding – September 30, 2021	1,099,501	$2.60

The following summarizes the Company’s employee RSAs activity for the nine months ended September 30, 2021:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2020	—	$—
Granted	5,129,222	8.78
Outstanding – September 30, 2021	5,129,222	$8.78

Sarcos RSA holders are eligible to receive additional shares upon achievement of earn-out targets as discussed in Note 5 above.

Vesting of RSUs were subject to service and performance conditions. RSUs granted generally include service vesting periods of one to four years, requirements related to the completion of a qualifying liquidity event, and for some awards granted to executives, requirements related to the forfeiture of cash compensation. Awards that include the forfeiture of cash compensation as a vesting requirement were based on a predetermined amount of forfeited cash salary over a one-year period. As of September 30, 2021, all awards with this forfeiture of cash compensation vesting condition had been satisfied or forfeited. The RSUs are reflected as issued and outstanding in the accompanying condensed consolidated statements of stockholders’ equity as the liquidity event has been met. The Merger was the qualifying transaction that triggered the liquidity event condition, therefore the compensation expense recognized in regard to RSUs was $8,086 and $0, for the nine months ended September 30, 2021, and for the year ended December 31, 2020, respectively.

As of September 30, 2021, the only holder of RSAs was Mr. Wolff, the Company's Chairman and Chief Executive Officer. The RSAs held by Mr. Wolff vest over a 15-month period following the consummation of a qualifying transaction. For the five-year period prior to the grant of the RSAs, Mr. Wolff had not received any equity compensation from the Company other than RSUs issued in lieu of cash compensation. The award includes vesting acceleration provisions which would result in the award becoming fully vested following a change in control event or upon death of the grantee. The Merger was the qualifying transaction that triggered the commencement of the 15-month vesting period, therefore the compensation expense recognized in regard to RSAs was $20,800 for the nine months ended September 30, 2021.

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions. The Company calculates the fair value of each option grant on the grant date using the following assumptions:

Expected Term—The Company uses the simplified method when calculating expected term due to insufficient historical exercise data.

Expected Volatility—As the Company's shares are not actively traded, the volatility is based on a benchmark of comparable companies.

Expected Dividend Yield—The dividend rate used is zero as the Company does not have a history of paying dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The per share fair values of stock options granted and the assumptions used in estimating fair value were as follows:

	September 30,	December 31,
	2021	2020
Options
Fair value of Common Stock	$8.78	$0.72
Risk-free interest rate	1.05%	0.51%
Expected term (in years)	6.14	6.06
Expected dividend yield	0.00%	0.00%
Expected volatility	68.25%	64.98%

The Company recognized stock-based compensation expense under the 2015 and 2021 Plan in the condensed consolidated statement of operations as follows:

	September 30,	September 30,
	2021	2020
Cost of revenue	$70	$77
Research and development	269	127
Sales and marketing	787	33
General and administrative	29,632	346
Total stock-based compensation expense	$30,758	$583

The fair value of stock options granted are recognized as compensation expense in the condensed consolidated statements of operations over the related vesting periods. The following is a summary of the weighted-average fair value per share:

September 30, 2021
Granted	$5.40
Exercised	$0.48
Cancelled	$0.55
Unvested	$3.25

The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2021 was $8.78. As of September 30, 2021, there was approximately $10,311 of unrecognized stock-based compensation cost related to stock options granted under the Plan, which is expected to be recognized over an average period of 3.1 years.

9. Net loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(36,985)	$(6,893)
Denominator:
Weighted average shares outstanding, basic and diluted	106,614,893	103,506,165
Basic and diluted net loss per share	$(0.35)	$(0.07)

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(47,446)	$(17,049)
Denominator:
Weighted average shares outstanding, basic and diluted	104,922,111	98,862,683
Basic and diluted net loss per share	$(0.45)	$(0.17)

We have presented the unaudited basic and diluted net loss per share for the nine months ended September 30, 2021, which has been computed to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred shares into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

Basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended September 30, 2021, and September 30, 2020, because the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share:

	For the nine months ended
	September 30,
	2021	2020
Outstanding warrants	20,549,468	1,282,306
Outstanding restricted stock awards	5,129,222	—
Outstanding stock options and restricted stock units	9,800,512	9,509,332
Outstanding earnout shares	28,125,000	—
Total anti-dilutive securities	63,604,202	10,791,638

10. Income taxes

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant unusual or infrequently occurring items that are separately reported are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

Income tax expense for the three months ended September 30, 2021, was $0, or approximately 0.0% of pre-tax loss, compared to an income tax expense for the three months ended September 30, 2020, of $0, or approximately -0.0% of pre-tax loss. Income tax expense/benefit for the three months ended September 30, 2021 and the three months ended September 30, 2020 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the Company’s U.S. deferred tax assets being offset in full by a valuation allowance.

Income tax expense for the nine months ended September 30, 2021, was $1, or approximately 0.0% of pre-tax loss, compared to an income tax expense for the nine months ended September 30, 2020, of $1, or approximately 0.0% of pre-tax loss. Income tax expense/benefit for the nine months ended September 30, 2021, and the nine months ended September 30, 2020, is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2021, and December 31, 2020, respectively. For the nine months ended September 30, 2021, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the Company’s U.S. deferred tax assets being offset in full by a valuation allowance.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, in the normal course of the business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statement and the amount of loss can be reasonably estimated. The Company adjust its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations, or cash flows. Accordingly, the Company has not recorded any material loss contingency in the balance sheet as of September 30, 2021 and December 31, 2020.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of September 30, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

Operating Leases

The Company leases facilities under noncancelable operating lease agreements. Future minimum rental payments under the noncancelable operating leases, subsequent to September 30, 2021, are as follows:

Operating Leases
2021	$106
2022	1,280
2023	970
2024	1,324
2025	1,360
2026 and thereafter	11,322
Total	$16,362

Rent expense related to noncancelable operating leases totaled $1,242 and $220 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The operating lease term includes two three-year renewal options.

Capital Leases

The Company leases equipment under agreements expiring at various times during the next four years. The Company has recorded the capital lease obligation within its Condensed Consolidated Balance Sheets. On July 6, 2021, a capital lease of server equipment was amended resulting in a shortened lease term. This amendment resulted in a $142 reduction in Property and equipment, net as well as a $20 and $122 reduction in our current and non-current lease obligations, respectively. No gain or loss was recorded as a result of this adjustment.

The current portion of $93 is recorded within Accrued liabilities and the long-term portion of $8 is included in Other non-current liabilities.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Future minimum rental payments under the noncancelable capital leases, subsequent to September 30, 2021, are as follows:

Capital Leases
2021	$2
2022	98
2023	4
2024	4
Minimum lease payment including interest	108
Amount representing interest	(5)
Minimum lease payments excluding interest	$103

Unconditional purchase commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies ("Palantir"). Pursuant to that agreement, the Company committed to access software products and utilize services from Palantir over the next six years for a total cost to the Company of $42,000. The software and services are an integral part of the Company’s plans to provide Robots as a Service upon commercialization of the Company’s Guardian XO and XT robotic systems. As of September 30, 2021, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

Annual Service Payments
2021 (remaining)	1,100
2022	4,000
2023	8,000
2024	8,000
2025	10,000
2026	10,000
Total	41,100

12. Segment information

The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

The Company’s revenue is derived primarily from U.S. customers. However, during the three and nine months ended September 30, 2021, the Company recognized $5 and $76, respectively, of revenue earned from customers located outside the United States. For the three and nine months ended September 30, 2020, the Company recognized $71 and $71, respectively, of revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Related Party Transactions

As of December 31, 2020, the Company held a controlling interest of 79% in Zepto. The remaining 21% of Zepto was held by MLC 401k Trust for the benefit of the Company's Chief Legal Officer. On February 16, 2021, Old Sarcos acquired the non-controlling interest’s shares in Zepto for a purchase price of $200 making Zepto a wholly-owned subsidiary of the Company.

During the nine months ended September 30, 2020, the Company entered into an agreement with one of its investors, Delta Air Lines, Inc., to provide demonstration services. The Company recognized $100 of revenue related to these services during the nine months ended September 30, 2020. No revenue was recognized for the nine months ended September 30, 2021.

On April 4, 2021, the Company entered into an agreement with Palantir as described above. Pursuant to that agreement, the Company committed to access software products and utilize services from Palantir over the next six years for a total cost of $42,000. The software and services are an integral part of the Company’s plans to provide Robots as a Service upon commercialization of the Company’s Guardian XO and XT robotic systems. Palantir was an investor in the PIPE Financing. The Company recognized $1,057

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

in operating expenses, related to services provided by Palantir during the nine months period ended September 30, 2021. The Company had an Accounts payable balance of $162 and an Accrued liability balance of $84 related to the Palantir contract as of September 30, 2021.

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff our CEO. The Company recognized $499 related to costs capitalized to construction in progress for the experiential mobile display for the period ended September 30, 2021.

14. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. The Company does not provide matching contributions for the employee contributions to the plans; therefore, no amounts have been accrued as of September 30, 2021 and December 31, 2020.

15. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Sarcos Technology and Robotics Corporation,” "Sarcos," “we,” “us,” and “our” refers to Sarcos Technology and Robotics Corporation, and its subsidiaries, collectively. You should read the following discussion and analysis of Sarcos Technology and Robotics Corporation’s financial condition and results of operations in conjunction with Sarcos Technology and Robotics Corporation’s unaudited interim consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, and our Current Report relating to the Business Combination in the Company’s prospectus filed with the SEC on October 21, 2021. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Sarcos Technology and Robotics Corporation’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

Certain statements in this Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business of the Company. Specifically, forward-looking statements may include statements relating to:

•
the anticipated benefits of the Business Combination;
•
the Company’s ability to sell its products to or obtain Robot-as-a-Service (“RaaS”) subscriptions from new and existing customers;
•
the Company’s plans to expand its product availability globally;
•
the Company’s product roadmap, including the expected timing of new product releases;
•
the Company’s ability to manage and overcome supply chain challenges, including increases in the cost of and an interruption in the supply or shortage of materials;
•
competition from existing or future businesses and technologies;
•
the impact of the COVID-19 pandemic on the Company’s business and the business of its customers;
•
the Company’s ability to manage its growth and expenses;
•
the Company’s ability to maintain, protect and enhance its intellectual property;
•
the Company’s ability to comply with modified or new laws and regulations applicable to its business;
•
the expected composition of the management team and board of directors;
•
the Company’s ability to attract and retain qualified personnel with the necessary experience;
•
the Company’s ability to introduce new products that meet its customers’ requirements and to successfully transition to high volume manufacturing of its products by third-party manufacturers or itself;
•
the Company’s projected financial and operating information;
•
the future financial performance of the Company following the Business Combination;
•
changes in the market for the Company’s products and services;
•
expansion plans and opportunities;
•
the Company’s future capital requirements and sources and uses of cash;
•
the outcome of any known and unknown litigation and regulatory proceedings;
•
the Company’s ability to maintain and protect its brand; and
•
other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the outcome of any existing or future legal proceedings that may be instituted against the Company;
•
the inability to maintain the listing of our Common Stock or Warrants on Nasdaq;
•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to integrate the Old Sarcos and the Rotor businesses, and the ability of the combined business to grow and manage growth profitably;
•
changes in applicable laws or regulations;
•
the inability to launch new products or services or to profitably expand into new markets;
•
the inability to generate funds from the Company’s operations or financing activities;
•
the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
•
other risks and uncertainties indicated in this Report, including those set forth under the section entitled “Risk Factors.”

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

Sarcos is a global technology leader for industrial highly dexterous mobile robotic systems for use in dynamic environments. Our mission is to save lives and prevent injury while helping humans accomplish more than ever before. The robotic systems we are developing are designed to combine human intelligence, instinct, and judgment with the strength, endurance, and precision of machines. This technologically advanced line of products augments, rather than replaces, humans.

We believe we are in the midst of a fourth industrial revolution, or Industry 4.0, with the application of modern smart technology to traditional manufacturing and industrial practices. Robotically augmenting the workforce is expected to increase productivity, reduce costly occupational injuries, minimize production downtime by facilitating fast implementation and changeovers, enhance agile manufacturing, broaden the pool of available employees by equalizing workers' physical capabilities and potentially increase the longevity of an aging workforce. Our products are designed to serve as a key element of an Industry 4.0-ready workforce. For example, we expect that our Guardian XO and Guardian XT will each allow operators to safely lift a load of up to 200 lbs. (compared to the 35 to 40 lbs. limits typically recommended by OSHA guidelines) with small effort in a wide range of tasks. Based on use cases that we have explored with potential customers; we estimate that individuals using our Guardian XO unit can improve productivity by three or more times at a cost that is roughly comparable to the fully burdened expense of a single full-time employee.

Our engineering and design efforts are led by a highly experienced robotics team with approximately 500 years of cumulative robotics experience, with our most senior engineering team members having worked together for over 20 years. We also benefit from more than $300 million in research and development investment in our proprietary technologies and an extensive patent portfolio. Our technology has received several awards and recognitions, including Sarcos’ recognition as the 2020 Dexterous Robots & Exoskeletons Company of the Year by Frost & Sullivan and the following recognitions for the Guardian XO wearable robotic industrial exoskeleton: 2021 IEEE Robotics and Automation Society Award for Product Innovation, selection as one of the Best Inventions of

2020, Productivity by Time Magazine, 2020 Finalist for the Innovation by Design Awards by Fast Company and 2020 Winner of the Commercial Technologies for Maintenance Activities (CTMA) Technology Competition by the National Center for Manufacturing Sciences. The Guardian XO also received many top honors at CES in 2020, including being named “Top Emerging Technology” by Digital Trends, “Best Robot” by PCMag.com, “The Best Ideas and Products of CES” by VentureBeat, and was recognized by WIRED Magazine as being one of the smartest technologies on the show floor.

To date we have primarily focused our efforts on the development of the technology and design of our Guardian products which include: the Guardian XO, a full-body, battery powered, highly dexterous industrial robotic exoskeleton that augments operator strength, endurance and precision; the Guardian XT, a highly dexterous, remote controlled industrial robotic avatar system; and the Guardian S, a remote controlled, visual inspection and surveillance robotic system. The Guardian S is currently our only commercially available robotic system. We expect beta units of Guardian XO and Guardian XT to be available for customer pilots in mid-2022 and we expect to commence initial commercial production of the Guardian XO and the Guardian XT at the end of 2022. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under “Risk Factors—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. Such challenges may result in delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial and operating results. Our research and development expenses were $14.1 million and $12.9 million during 2020 and 2019, respectively, and $11.4 million and $11.2 million for the first nine months of 2021 and 2020, respectively. We expect our research and development expenses to grow in the future.

We plan to offer our Guardian XO and Guardian XT primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We currently do not have any RaaS subscription agreements. However, upon commercialization of our Guardian XO and Guardian XT products, we anticipate that the Guardian XO subscription will be priced starting at approximately $9,000 per month per unit, depending on number of units deployed at a single location and the duration of the subscription, and that the Guardian XT subscription will be priced starting at approximately $5,000 per month per unit, excluding the cost of the base to which the Guardian XT is mounted.

To date, we have financed our operations through private placements of our redeemable convertible preferred stock, through research and development services derived mainly from Small Business Innovation Research (“SBIR”) contracts, which are further described below in the section titled “—Components of Results of Operations—Revenues,” by the sale of Guardian S products and by providing services as a subcontractor to prime contractors working with the U.S. Department of Defense. From the date of incorporation of Old Sarcos through September 30, 2021, we have collectively raised, in aggregate, net proceeds of approximately $315.4 million. In the year ended December 31, 2020, we incurred a net loss of $20.9 million. In the nine months ended September 30, 2021, we incurred a net loss of $47.4 million. We have an accumulated deficit of $111.4 million since our formation on February 5, 2015. Based upon our current forecasts, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•
continue to develop and begin to commercialize our Guardian XO and XT products;
•
develop and collaborate on production systems for manufacturing efforts in-house and by third-parties;
•
continue to invest in our technology, research and development efforts and our product development efforts;
•
obtain, maintain, and improve our operational, financial and management information systems;
•
recruit, hire and retain additional personnel to support and sustain our needs in commercializing our products, producing them and delivering them to our customers;
•
establish a sales, marketing, and distribution infrastructure for commercial distribution and placement of our robotic systems;
•
implement and administer our maintenance and servicing infrastructure;
•
obtain, maintain and expand our intellectual property portfolio; and
•
operate as a public company.

Response to COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Sarcos operates.

We have taken several actions in response to the COVID-19 pandemic which have the potential to result in a significant disruption to how we operate our business. We have implemented, among other measures, a temporary work from home policy, new operating guidelines for our office based on local governmental requirements and restrictions on work-related travel. Our customers and partners have adopted similar policies. We have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of measures to mitigate the COVID-19 pandemic and their resulting economic effects.

We are currently experiencing disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand for our products, the ability to test and assess our robotic systems with our potential customers, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. The ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. Additionally, we believe that the COVID-19 pandemic could also enhance customer interest in our Guardian products as a means to assist and protect the current labor force. To the extent that physical distancing among workers continues to be required as a result of the COVID-19 pandemic, we believe that our products will be well-suited to the new working environment.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, the effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this prospectus titled “Risk Factors.”

Development, Testing and Commercial Launch of the Guardian XO and Guardian XT products

We currently expect to derive commercial revenue from the commercial launch of our Guardian XO and Guardian XT products, with production beginning at the end of 2022. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under “Risk Factors—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial and operating results.

Prior to commercialization, we must complete the development, testing, and manufacturing requirements with respect to these products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. Any delays in the successful completion of the commercialization of our Guardian XO and Guardian XT products will impact our ability to generate revenue, our profitability and our overall operating performance.

Customer Demand

Although our Guardian XO and Guardian XT units are not yet commercially available, we have received interest from potential customers that have tested or witnessed demonstrations of our prototypes and alpha units. However, because our robotic systems represent a new product category in markets that currently rely on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing, and sales cycle may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

We expect to offer our Guardian XO and Guardian XT primarily through a RaaS subscription model, which we believe will drive accelerated adoption of our product offerings following their commercial launch. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our robotic systems because it will lower the upfront costs of deployment, shift customers’ capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions, and make our products more accessible to customers of all sizes. However, our RaaS subscription model has yet to be tested and may fail to gain commercial acceptance. Going forward, we expect the volume of our committed RaaS contracts to be an important indicator of our future performance.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30 years and more than $300 million in research and development investment in our proprietary technologies and our extensive patent portfolio. However, our financial performance is significantly dependent on our ability to maintain this leading position and further dependent on the investments we make in research and development. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our robotic systems. If we fail to do this, our market position and revenue may be adversely affected, and our investments into these technologies will not be recovered.

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 12 in the accompanying unaudited condensed consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenues

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company’s core products. Second, the Company sells its products and related parts and repair services. The research and development services revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Revenue from the sales of the Company’s products primarily includes sales of the Company’s Guardian S remote-controlled visual inspection and surveillance robotic system and its Guardian Heavy-Lift System (“HLS”).

Research and Development Services

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of technology in the areas of robotics, artificial intelligence and unmanned systems. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic platforms. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent the Company's actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, the Company will recognize losses at the contract level in earnings in the period in which they are incurred.

Product Sales

Product revenues relate to sales of the Company’s Guardian S and Guardian HLS products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Revenue on product sales is recognized at a point in time when goods are shipped to the customer. At the time revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Cost of Revenue

Our cost of revenue consists of direct and overhead expenses related to either the sale of our products or our research and development services related to SBIR contracts or subcontract support. Direct expenses may include direct labor used in the production of a product or in our research and development services, benefits expense associated with direct labor, and materials directly tied to our product sale or research and development services. Overhead expenses may include allocable supervisory labor, benefits expense associated with supervisory labor, allocation of facilities expense including rent and utilities, and allocation of IT labor support and equipment. Overhead expenses not allocated to cost of revenue are expensed across research and development, general and administrative, and sales and marketing expenses as applicable.

Research and Development

Research and development expenses are mainly comprised of costs from the continuing development and refinement of our existing robotic systems and the continuing research and development costs associated with our future products. These expenses include labor and related benefit expenses, materials and supplies used in our laboratories, patent expenses, and related overhead expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

We expect research and development expenses to increase for the foreseeable future as we continue to develop and refine our existing products and further enhance our efforts on our future products, including the Guardian XO and Guardian XT and our CYTAR artificial intelligence platform. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative

Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people operations, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include outside legal, accounting and other professional fees, facilities and IT expense not allocated to cost of revenue, stock-based compensation expense, and related overhead expense.

We expect to incur additional general and administrative expenses to support our growth and support the requirements of being a publicly traded company. Excluding the impact of equity expense, we expect that general and administrative expenses will increase substantially in absolute dollars in future periods. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Sales and Marketing

Our sales and marketing expenses arise from our activities relating to our efforts to market and sell our products and services. The expenses consist primarily of labor, benefits and employee-related costs, marketing programs and events, lead generation fees, product marketing expense, public relations fees and travel associated with sales generation and marketing support, and related overhead expense. Our sales team may be eligible for bonuses based upon achieving certain sales goals. We may accrue for these bonuses and the related payroll taxes on a monthly basis based upon estimated success in achievement of annual sales goals.

We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing and launch of our RaaS offerings. As our RaaS deployments grow, we expect that sales and marketing expenses will increase substantially in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Interest Income (Expense), net

Interest income, net consists primarily of interest received or earned on our cash balances. Portions of our cash reside in money market investments in U.S. Treasury securities. Interest expense is primarily due to interest paid on leased equipment used for our software platforms.

Gain on Forgiveness of Notes Payable

Gain on forgiveness of notes payable consists of gains recognized as a result of the forgiveness of our first PPP loan.

Gain on Warrant Liability

Gain on warrant liability consists of mark-to-market gains on warrant liabilities assumed as part of the Business Combination.

Other Income, net

Other income, net consists primarily of other miscellaneous non-operating items such as the sale or disposal of equipment no longer needed for the business.

Provision for Income Taxes

Income taxes consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. The deferred income taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Results of Operations

Comparison of the Three Months Ended September 30, 2021, and 2020

The following table presents our consolidated statement of operations for the three months ended September 30, 2021, and 2020 (in thousands, except for per share data):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenue, net	$1,129	$1,505	$(376)	(25)%
Operating expenses:
Cost of revenue	929	1,044	(115)	(11)%
Research and development	4,529	4,606	(77)	(2)%
General and administrative	33,864	2,017	31,847	1,579%
Sales and marketing	2,295	732	1,563	213%
Total operating expenses	41,617	8,399	33,218	395%

Loss from operations	(40,488)	(6,894)	(33,594)	(487)%
Other income
Interest income (expense), net	(7)	—	(7)	NM*
Gain on warrant liability	3,510	—	3,510	NM*
Other income, net	—	1	(1)	NM*
Total other income	3,503	1	3,502	NM*
Loss before provision for income taxes	(36,985)	(6,893)	(30,092)	(437)%
Provision for income taxes	—	—	—	0%
Net loss	$(36,985)	$(6,893)	$(30,092)	(437)%
Net loss attributable to common stockholders	$(36,985)	$(6,893)	$(30,092)	(437)%
Net loss per share - basic and diluted	$(0.35)	$(0.07)
Weighted average shares outstanding - basic and diluted	106,614,893	103,506,165
* NM - Not Meaningful

Revenue, net

Revenue decreased by $0.4 million, or 25%, from $1.5 million in the three months ended September 30, 2020, to $1.1 million in the three months ended September 30, 2021, as explained below.

Research and Development Services

Revenue derived from research and development services decreased by $0.6 million, or 44%, from $1.2 million for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021. The decrease was a result of the net change in work efforts for various projects during the comparable periods. As we develop our products and narrow our focus to accepting only those development contracts that are fully aligned with our product commercialization efforts, we anticipate that development revenue may continue to be lower on a year-over-year basis during 2022.

Product Revenue

Revenue derived from product sales increased by $0.2 million, or 69%, from just under $0.3 million during the three months ended September 30, 2020 to $0.4 million for the three months ended September 30, 2021. The increase was driven mainly by product sales related to our Guardian HLS product.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Operating expenses:
Cost of revenue	929	1,044	(115)	(11)%
Research and development	4,529	4,606	(77)	(2)%
General and administrative	33,864	2,017	31,847	1,579%
Sales and marketing	2,295	732	1,563	213%
Total operating expenses	41,617	8,399	33,218	395%

Cost of Revenue

Cost of revenue decreased by $0.1 million, or 11%, from $1.0 million for the three months ended September 30, 2020, to $0.9 million for the three months ended September 30, 2021, driven by a decrease in expense in the use of direct labor, applied overhead, and the use of third-party contractors as a result of lower revenue. The decrease was offset by an increase in materials as a result of increased sales of our Guardian HLS product.

Research and Development

Research and development expenses decreased by less than $0.1 million, or 2% from $4.6 million for the three months ended September 30, 2020, to $4.5 million for the three months ended September 30, 2021. The decrease was driven by a reduction in third-party contractor and professional services expenses offset by an increase in labor and overhead expense as a result of headcount added in the quarter.

General and Administrative

General and administrative expenses increased by $31.8 million, or 1,579%, from $2.0 million for the three months ended September 30, 2020, to $33.9 million for the three months ended September 30, 2021. The largest portion of the increase, $28.8 million, is recorded as stock-based compensation expense, mainly for RSA and RSU grants that either vested or began vesting upon the closing of the Merger. While most of the expenses relating to the Business Combination occurring during the three-months ended September 30, 2021 were treated as paid-in capital, we incurred an increase in general and administrative expenses of $1.2 million in professional fees associated with our Business Combination, $0.3 million from legal expenses related to business activity, and nearly $0.4 million from audit expenses as a result of becoming a public company. In addition, we incurred an increase of $0.5 million in rent expense related to our new facility, $0.4 million as a result of increased labor and recruiting expense from additional headcount, and an increase of $0.2 million from increase business insurance expense in preparation of becoming a public company.

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 213%, from $0.7 million for the three months ended September 30, 2020, to $2.3 million for the three months ended September 30, 2021. The largest portion of the increase, $0.7 million, is recorded as stock-based compensation expense, mainly for RSU grants that vested upon the closing of the Merger. We incurred expenses related to an increase in public and investor relations activity as a result of our Business Combination resulting in an increase of $0.6 million in professional services expense. We also increased expenses in branding and marketing activity of $0.3 million.

Other Income

The following table presents other income for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Other income
Interest income (expense), net	(7)	—	(7)	NM*
Gain on warrant liability	3,510	—	3,510	NM*
Other income, net	—	1	(1)	NM*
Total other income	3,503	1	3,502	NM*
* NM - Not Meaningful

Other income, net increased by $3.5 million for the comparable three months primarily as a result of mark-to-market gains on warrants associated with the Business Combination.

Comparison of the Nine Months Ended September 30, 2021, and 2020

The following table presents our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021, and 2020 (in thousands, except for per share data):

	Nine Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Revenue, net	$4,071	$5,387	$(1,316)	(24)%
Operating expenses:
Cost of revenue	2,807	3,537	(730)	(21)%
Research and development	11,398	11,249	149	1%
General and administrative	39,099	5,716	33,383	584%
Sales and marketing	4,114	2,023	2,091	103%
Total operating expenses	57,418	22,525	34,893	155%

Loss from operations	(53,347)	(17,138)	(36,209)	(211)%
Other income
Interest income (expense), net	(30)	58	(88)	(152)%
Gain on forgiveness of notes payable	2,394	—	2,394	NM*
Gain on warrant liability	3,510	—	3,510	NM*
Other income, net	28	31	(3)	10%
Total other income	5,902	89	5,813	NM*
Loss before provision for income taxes	(47,445)	(17,049)	(30,396)	(178)%
Provision for income taxes	1	-	1	100%
Net loss	$(47,446)	$(17,049)	$(30,397)	(178)%
Net loss per share - basic and diluted	$(0.45)	$(0.17)
Weighted average shares outstanding - basic and diluted	104,922,111	98,862,683
* NM - Not Meaningful

Revenue, net

Revenue decreased by $1.3 million, or 24%, from $5.4 million in the nine months ended September 30, 2020, to $4.1 million in the nine months ended September 30, 2021, as explained below.

Research and Development Services

Revenue derived from research and development services decreased by $1.4 million, or 29%, from $4.7 million for the nine months ended September 30, 2020 to $3.3 million for the nine months ended September, 30 2021. The decrease was a result of a net change in work efforts for various projects during the comparable periods. As we develop our products and narrow our focus to accepting only those development contracts that are fully aligned with our product commercialization efforts, we anticipate that development revenue may continue to be lower on a year-over-year basis during 2022.

Product Revenue

Revenue derived from product sales remained relatively flat at $0.7 million for nine months ended September 30, 2020, and nine months ended September 30, 2021.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Operating expenses:
Cost of revenue	2,807	3,537	(730)	(21)%
Research and development	11,398	11,249	149	1%
General and administrative	39,099	5,716	33,383	584%
Sales and marketing	4,114	2,023	2,091	103%
Total operating expenses	57,418	22,525	34,893	155%

Cost of Revenue

Cost of revenue decreased by $0.7 million, or 21%, from $3.5 million for the nine months ended September 30, 2020, to $2.8 million for the nine months ended September 30, 2021, driven by a decrease in expense in the use of direct labor, applied overhead, and the use of third-party contractors as a result of lower revenue. These expenses were offset by an increase in material costs as a result of increased sales of our Guardian HLS product.

Research and Development

Research and development expenses increased by just over $0.1 million, or 1% from $11.2 million for the nine months ended September 30, 2020, to $11.4 million for the nine months ended September 30, 2021. The increase was driven by labor and overhead expense as a result of additional headcount added year to date. These expenses were offset mainly by a reduction in materials expense, a reduction in the use of third-party contractors and professional services.

General and Administrative

General and administrative expenses increased by $33.4 million, or 584%, from $5.7 million for the nine months ended September 30, 2020, to $39.1 million for the nine months ended September 30, 2021. The largest portion of the increase, $27.8 million, is recorded as stock-based compensation expense mainly for RSA and RSU grants that either vested or began vesting upon the closing of the Merger. While most of the expenses relating to the Business Combination, occurring during the nine months ended September 30, 2021, were treated as paid-in capital, we incurred an increase in general and administrative expenses of just over $2.0 million in professional fees associated with our Business Combination, $0.4 million from legal expenses related to business activity, $0.2 million in increased expenses associated with our patent and trademark filings, and $1.0 million from incurred and accrued audit expenses as a result of preparing to become a public company. In addition, we incurred an increase of $1.0 million in rent expense related to our new facility, $0.8 million as a result of increased labor, overhead, and recruiting expense from additional headcount, and an increase of $0.2 million in business insurance expense as a result of preparing to become a public company.

Sales and Marketing

Sales and marketing expenses increased by $2.1 million, or 103%, from $2.0 million for the nine months ended September 30, 2020 to $4.1 million for the nine months ended September 30, 2021. This increase was driven by $1.1 million of professional fees from a third-party vendor utilized in data management of our products and services, $0.7 million from stock-based compensation expense for RSU grants that vested upon the closing of the Merger, $0.2 million from increased branding and marketing activity, and nearly $0.1 million increase in labor from added headcount through the third quarter.

Other Income

The following table presents Other income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Other income
Interest income (expense), net	(30)	58	(88)	(152)%
Gain on warrant liability	3,510	—	3,510	NM*
Gain on forgiveness of notes payable	2,394	—	2,394	NM*
Other income, net	28	31	(3)	(10)%
Total other income	5,902	89	5,813	NM*
* NM - Not Meaningful

Other income, net increased by $5.8 million for the comparable nine months as a result of $3.5 million in mark-to-market gains on warrants and $2.4 million from the forgiveness of our first PPP loan with the SBA.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming we will continue as a going concern for the 12 months from the date of issuance of the consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Prior to the closing of the Business Combination, Old Sarcos financed its operations through private placements of redeemable convertible preferred stock, from the limited sale of Guardian S units and other commercially available products and by providing research and development services under SBIR contracts and as a subcontractor for prime contractors working with the U.S. Department of Defense.

Upon the closing of the Business Combination, we retained approximately $229.7 million in cash proceeds, net of fees and expenses related to the Business Combination, including $220.0 million, from the PIPE Financing. At the closing of the Merger, we repaid a $0.4 million loan to the SPAC sponsors and placed $2.0 million in an interest-bearing escrow account representing the payments for the second PPP loan with the SBA, as required for the PPP lender’s consent to the Merger without SBA approval. We believe the escrowed funds will be released and the second PPP loan will be forgiven upon the SBA’s approval of our application for forgiveness of the PPP loan.

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of September 30, 2021, we had $241.2 million in cash, cash equivalents, and restricted cash. We believe that our cash and cash equivalents on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to commercialize and deploy in the market our Guardian XO and Guardian XT products, our decision to outsource manufacturing of our robotic systems or develop high volume production manufacturing capabilities in-house, unanticipated supply chain delays availability of required materials and components, the extent to which we use capital to support further infrastructure development and research and development efforts, additional capital expenditures required for in existing and new facilities, the expansion of sales, marketing, service and maintenance efforts, and the development expenses related to designing and developing of new product capabilities.

In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations, and grow our customer base. If additional funds are required to support our working capital requirements, acquisitions, or other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Cash Flows

The following table summarizes our cash flow data for the periods presented (in thousands):

	Nine Months Ended September 30, (unaudited)
	2021	2020	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	(20,908)	(12,441)	(8,467)	68%
Net cash used in investing activities	(3,039)	(804)	(2,235)	278%
Net cash provided by financing activities	231,471	42,366	189,105	446%
Net increase in cash and cash equivalents	207,524	29,121	178,403	613%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2021 increased by $8.5 million to $21.0 million from $12.4 million during the same period in 2020. The increase to net cash used in operating activities was primarily attributable to a $30.4 million increase to net loss and an increase of $22.7 million in non-cash adjustments to net loss. These non-cash items primarily consisted of a $28.6 million increase of stock-based compensation expense related to the Business Combination and in the normal course of granting equity to employees as part of their compensation, $3.5 million resulting from the fair value change related to private placement warrants, and $2.4 million from the forgiveness of our first PPP loan with the SBA.

Net cash used in operating activities had an increase of $0.8 million in cash used in operating assets and liabilities, primarily due to a decrease in cash collected from our receivables driven by a decrease in revenue, an increase in cash used towards inventory in the building of our products to be used in future sales, and an increase in cash used towards prepaid expenses such as software and business insurance. These increases in cash used were offset with a decrease in cash used for Accounts payable.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by $2.2 million and is primarily driven by expenditures for the tenant improvements made for our new facility.

Net Cash Provided by Financing Activities

Our overall cash provided by financing activities increased by $189.1 million. We received approximately $229.7 million, net of expenses and fees in cash proceeds from the Business Combination and PIPE Financing. In comparison Old Sarcos received $39.9 million during the first nine months of 2020 from its Series C preferred stock offering. In addition, Old Sarcos received $2.0 million in March 2021 from our second PPP loan from the SBA and received $2.4 million in April 2020 from our first PPP loan with the SBA. In February 2021, we purchased the non-controlling interest in our subsidiary, Zepto for $0.2 million.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Report Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share, each of which are non-GAAP financial measures. Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as our net loss, excluding the impact of depreciation and amortization expense, provision for income taxes, interest income or expense, net, other income or expense, net, stock-based compensation expense, gain on forgiveness of notes payable, gain or loss on change in fair value of derivative instruments and warrant liabilities, and one-time expenses related to our business combination.

We define non-GAAP net loss as our GAAP measured Net loss excluding the impact from stock-based compensation expense, gain on forgiveness of notes payable, gain or loss on change in fair value of derivative instruments and warrant liabilities, and one-time expenses related to our business combination.

We define non-GAAP net loss per share as non-GAAP net loss divided by weighted-average shares outstanding.

The most directly comparable GAAP measure to each of Adjusted EBITDA and non-GAAP net loss is net loss. The most directly comparable GAAP measure to non-GAAP net loss per share is net loss per share. We believe excluding the impact of the previously listed items in calculating Adjusted EBITDA, non-GAAP net loss, and non-GAPP net loss per share can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Report, Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share because they are each a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share provide useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.

Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share rather than net loss and net loss per share, which is for each the most directly comparable financial measure calculated and presented in accordance with GAAP. In addition, the expenses and other items that we exclude in our calculations of Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share when they report their operating results, limiting the usefulness of Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share for comparative purposes.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share as tools for comparison.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Net loss	$(36,985)	$(6,893)	$(47,446)	$(17,049)
Non-GAAP adjustments:
Depreciation and amortization	106	123	326	345
Provision for income taxes	—	—	1	—
Interest expense (income), net	7	—	30	(58)
Other income, net	—	(1)	(28)	(31)
Stock-based compensation expense(1)	30,367	717	30,758	2,104
Gain on forgiveness of notes payable	—	—	(2,394)	—
Change in fair value of warrant liability	(3,510)	—	(3,510)	—
Expenses related to Business Combination(2)	1,322	—	1,794	—
Adjusted EBITDA	$(8,693)	$(6,054)	$(20,469)	$(14,689)

1.
Stock-based compensation associated with equity compensation plans, and for 2020, repurchase options related to Old Sarcos Class B common stock included in Part I, Item 1. “Financial Statements.”

2.
Expenses related to the Business Combination. These costs are included within General and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table reconciles non-GAAP net loss to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands, except share and per share data):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Net loss	$(36,985)	$(6,893)	$(47,446)	$(17,049)
Non-GAAP adjustments:
Stock-based compensation expense(1)	30,367	$717	30,758	$2,104
Gain on forgiveness of notes payable	—	—	(2,394)	—
Change in fair value of warrant liability	(3,510)	—	(3,510)	—
Expenses related to Business Combination(2)	1,322	—	1,794	—
Non-GAAP net loss	$(8,806)	$(6,176)	$(20,798)	$(14,945)
Non-GAAP net loss per share attributable to common stockholder
Basic and diluted	$(0.08)	$(0.06)	$(0.20)	$(0.15)
Weighted-average shares used in computing non-GAAP net loss per share attributable to common stockholders
Basic and diluted	106,614,893	103,506,165	104,922,111	98,862,683

1.
Stock-based compensation associated with equity compensation plans, and for 2020, repurchase options related to Old Sarcos Class B common stock included in Part I, Item 1. “Financial Statements.”
2.
Expenses related to the Business Combination. These costs are included within General and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, and the Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in the Company’s prospectus filed with the SEC on October 21, 2021.

Recent Accounting Pronouncements

See notes to our consolidated financial statements and Note 1 to our unaudited interim condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to technical issues associated with certain unique, unusual and nonstandard transactions within the Company’s equity described under “Risk Factors—Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination" our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we have made an assessment of the accounting personnel and are strengthening our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls. In addition, we have engaged external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures, prior to the hiring of internal resources. We plan to retain these financial consultants, as needed, until such time that the required financial controls have been fully implemented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 1, 2021, certain former employees of Sarcos filed suit in Utah state court against Sarcos. The complaint alleged that in 2021, Sarcos wrongfully suspended the exercise of the plaintiffs' stock options. On August 26, 2021, the district court issued an order compelling arbitration and staying the litigation without reaching the question of injunctive relief. On October 8, 2021, the parties entered into a settlement agreement by which plaintiffs would dismiss their claims against Sarcos in return for Sarcos granting an extension of time in which to exercise up to one-half of the disputed options by October 18, 2021. There was no monetary component to the settlement. On October 26, 2021, the district court issued an order dismissing the suit with prejudice.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report.

Summary Risk Factors

•
We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.
•
If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems successfully.
•
Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022.
•
We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.
•
Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•
Our core products represent a new product category, and important assumptions about the market demand, pricing, adoption rates and sales cycle, for our current and future products may be inaccurate.
•
Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.
•
Our RaaS subscription model has yet to be tested and may fail to gain commercial acceptance.
•
The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation.
•
Design flaws, defects, glitches or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors, can result in product recalls, lower than expected return on investment for customers, harm to operators and significant safety concerns, each of which could adversely affect our results of operations, financial condition and our reputation.
•
We have no experience maintaining or servicing our products at a large scale.
•
We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.
•
Our management as a group has limited experience in operating a public company.
•
We may experience significant delays in the design, development, production and launch of our robotic systems, which could harm our business, prospects, financial condition and operating results.
•
Our business and prospects depend significantly on our ability to build the Sarcos brand. We may not succeed in continuing to establish, maintain and strengthen the Sarcos brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.

•
We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.
•
If we are unable to contract with a third-party manufacturing partner, we would need to develop our own manufacturing facilities, which may not be feasible and, if feasible, would significantly increase our capital expenditures and operating expenditures, and would significantly delay or inhibit production of our robotic systems.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.
•
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
•
Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•
We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue.
•
Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.
•
We are not able to protect our intellectual property rights in all countries.
•
We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our products.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.

Old Sarcos incurred a net loss of $20.9 million for the year ended December 31, 2020 and we have incurred a net loss of approximately $111.4 million as of September 30, 2021 since Old Sarcos' formation on February 5, 2015 following the acquisition of assets from Raytheon. We believe that we will continue to incur operating and net losses each quarter until at least 2023. Even if we are able to successfully develop our robotic systems and attract customers for commercial sales or our RaaS subscriptions, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems, which may not occur.

We expect the rate at which we will incur losses will be significantly higher in future periods as we:

•
continue to design, develop, manufacture and commercialize our robotic systems;
•
continue to utilize and develop potential new relationships with third-party partners for supply, design to manufacturing and manufacturing;
•
expand our production capabilities, including costs associated with potential outsourcing the manufacturing of our robotic systems;
•
move into our new leased facility in Salt Lake City, Utah;
•
build up inventories of parts and components for our robotic systems;
•
develop our maintenance and servicing capacity, capabilities and replacement parts inventory;
•
manufacture an inventory of our robotic systems;
•
finalize our design, development and installation capabilities;
•
increase our sales and marketing activities and develop our sales and distribution infrastructure;
•
develop our remote monitoring, updating and other cloud-based services;
•
develop safety measures for our products and as our customers evaluate and test the efficacy of those safety measures;

•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and
•
increase our general and administrative functions to support our growing operations and to operate as a public company.

Because we will incur costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems successfully.

We intend to invest significantly in order to expand our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. We intend to expand our operations significantly. We expect our expansion to include:

•
expanding the management, engineering and product teams;
•
identifying and recruiting individuals with the appropriate relevant experience;
•
hiring and training new personnel;
•
launching commercialization of new products
•
forecasting production and revenue and implementing ERP systems;
•
entering into relationships with one or more third-party design for manufacturing partners and third party manufacturers and/or expanding our internal manufacturing capabilities;
•
controlling expenses and investments in anticipation of expanded operations;
•
carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;
•
expanding and enhancing internal information technology, safety and security systems;
•
establishing or expanding sales, customer service and maintenance and servicing facilities and organization;
•
conducting demonstrations of robotic systems;
•
entering into agreements with suppliers and service providers; and
•
implementing and enhancing administrative infrastructure, systems and processes.

We intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information previously delivered to shareholders and others reflect estimates of future performance and are based on multiple financial, technical, and operational assumptions, including hiring of additional skilled personnel in a timely way to support continued development and commercialization of the core products, timing of commercial launch of the robotic systems, the level of demand for our robotic systems, the performance of our robotic systems, the utilization of the robot fleet, commercial interest in the RaaS subscription model, the useable life of the robotic systems, cost of manufacturing, cost of components and availability of adequate supply, number of units that will need to be manufactured in each batch, the nature and length of the sales cycle, maintenance and servicing costs and the costs of refurbishing the robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:

•
whether we can adequately address customer safety requirements;
•
whether we can obtain sufficient capital to sustain and grow our business;
•
our ability to manage our growth;
•
the contractual terms of one or more agreements with third-party manufacturers;
•
whether we can manage relationships with key suppliers and partners;
•
the timing and costs of the required marketing and promotional efforts;
•
the timing and cost of each sale or RaaS subscription;
•
whether customers and their employees will adopt the robotic systems offered by us;
•
the timing required and success of customer testing of our technology;
•
competition, including from established and future competitors;
•
our ability to retain existing key management, to attract additional leaders, to integrate recent hires and to attract, retain and motivate qualified personnel, including engineers, design and production personnel and service technicians;
•
the overall strength and stability of domestic and international economies;
•
demand for currently available and future robots;
•
regulatory, legislative and political changes; and
•
customer requirements and preferences.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, prospects, financial condition and operating results.

Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022.

While we expect to have beta units of our core products, Guardian XO and Guardian XT, available for customer pilots in mid-2022 and to commence initial commercial production of our core products at the end of 2022, there are significant current challenges that could cause either or both of these events to be delayed:

•
The COVID-19 pandemic and general labor shortages of qualified applicants has affected and may continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development and commercial launch timelines for our products.
•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering.
•
Delays in the development of the Guardian XO and Guardian XT due to these challenges also affect negotiations with third party contract manufacturers, as such negotiations are more complicated if the units and/or components are undergoing design changes and improvements. If we are unable to enter into definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may need to develop our own manufacturing and production capabilities. The decision to manufacture units in-house would significantly increase our capital and operating expenditures and could significantly delay production of our robotic systems.

Our current estimates for completion and delivery of our beta units and the commencement of initial commercial production of the Guardian XO and Guardian XT are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. Over the past six months, we have experienced unexpected challenges in both of these areas. If these challenges continue, it is likely that we will be unable to meet our currently expected timelines.

Also, if testing of the beta units demonstrate that the units have not been designed or assembled to deliver the performance, reliability and/or safety that we expect, commercial launch and initial commercial production may be delayed as we work to address the deficiencies. Delays in the commercial launch of these products will result in a commensurate delay in revenues and profitability. For example, a delay in the commercial launch of the Guardian XO and Guardian XT to the end of 2023 would defer the revenue projected for 2023 to 2024.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems at a large scale, and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under “—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. While we expect that we have sufficient capital to fund our currently planned operations for at least the next 12 months, it is possible that we will need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have a limited experience commercializing our robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotic market, means we have limited to no historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the designing and testing of and launch our products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Our core products represent a new product category, and important assumptions about the market demand, pricing, adoption rates and sales cycle, for our current and future products may be inaccurate.

Our core products, our industrial highly dexterous mobile robotic systems, are a new product category in markets that are currently dominated by conventional, manual systems and artificial intelligence and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets, pricing, and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with commercial customers to purchase our products or to enter into RaaS subscriptions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which will adversely affect our growth, financial position and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer or prospective customer demand or new solutions that better address customer needs, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

With our core products still under development, we have limited current customers and no pending orders for the upcoming commercial version of our core products, and there is no assurance that expected customer trials and discussions will result in binding orders or subscriptions.

We expect to begin initial commercial production of our core products, the Guardian XO and Guardian XT, at the end of 2022. With these core products still under development, we have limited current customers and no binding customer commitments for the commercial production version of our core products. At present, we have contracts for delivery of pre-production units with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. Government customers for the development and testing of our Guardian XO and Guardian XT products. Although we have engaged in dialogue with potential customers about their interest in our core products, there is no assurance that expected customer trials and discussions will result in binding orders or sales. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may be longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of delivery and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding orders for our products or RaaS subscriptions, our business, prospects, financial condition and operating results could be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products are still under development and their benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems upon which our business prospects depend. There can be no assurance that such units will provide the expected benefit to customers. Our robotic systems may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems.

We may fail to attract or retain customers at sufficient rates or at all.

Our core products are still under development. We have very limited experience commercializing our products and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with commercial customers to purchase or enter into RaaS agreements with respect to our Guardian XO and Guardian XT. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenues from such customers. For these and other reasons, we could fail to achieve revenue growth, which could adversely affect our results of operations, prospects and financial condition.

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel our subscription for many reasons, including difficulties by employees in using the products, a perception that customers do not use the robotic systems sufficiently, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by Sarcos personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers, our business, prospects, financial condition and operating results will be adversely affected.

Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market our products to customers, the purchase or subscription, adoption and the use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the units, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions, and workplace injuries resulting from use of the products, among others. We will spend significant time and resources on beta units of our Guardian XO and Guardian XT for customer testing. If the employees of our customers resist adoption of our robotic platforms, our business, prospects, financial condition and operating results will be materially and adversely affected.

Our RaaS subscription model has yet to be tested and may fail to gain commercial acceptance.

Our ability to derive revenue from our products depends on our ability to successfully market our products and develop a network of ongoing customers for our new RaaS revenue model. Investors should be aware of the difficulties normally encountered by a new business model, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. There can be no assurance that customers will perceive benefits to the RaaS subscription model.

Because we will continue to own units while they are used by the customers, we will be subject to risks associated with ongoing ownership of the units, including the risks of deterioration, damage or theft and higher maintenance and servicing costs. All of these could result in higher costs to us, and could lead to customer dissatisfaction. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our RaaS business model will prove successful.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. We launched the Guardian S mobile IoT platform in 2018 and expect to begin initial commercial production versions of the Guardian XO exoskeleton and Guardian XT robotic system at the end of 2022. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under “—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. Such challenges may result in delay of the anticipated commercial launch of one or more of the products, which would adversely affect our financial and operating results. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commercially launch the production version of our products, we will need to complete our development efforts. We will also likely need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to launch two commercial products by the end of 2022: the Guardian XO, a full body powered exoskeleton, and the Guardian XT, an industrial robotic avatar system. Each of these products will require significant additional development efforts and expenses, and we may not be successful in commercializing or marketing such products at all or within the currently expected timeline.

In addition, notwithstanding our market research efforts, our future products may not be accepted by customers or their employees. The success of any proposed product offerings will depend on numerous factors, including our ability to:

•
attract, recruit and retain qualified personnel, including engineers, design and production personnel and service technicians;
•
identify the preferred product features in multiple industries, such as aerospace, automotive, logistics, defense, oil and gas, power and utilities, construction and manufacturing, and successfully incorporate those features into our products;
•
develop and introduce proposed products in sufficient quantities and in a timely manner;
•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and
•
demonstrate the productivity, efficacy, and safety benefits of our products.

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units and commercial units. If we fail to adequately communicate to customers the improvements that are expected from one development stage to the next, or if customer feedback from one development stage is not adequately reflected in the next, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate RaaS subscriptions sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products, or to purchase or subscribe for competitors’ products. Even if we are able to successfully develop our products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation.

The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation. Although we believe that by seeking to augment, rather than replace, humans for jobs that cannot be automated, our products will be superior to artificial intelligence and industrial automation products currently available, we cannot be sure that alternative technologies in the artificial intelligence or industrial automation industries will not match or exceed the benefits introduced by our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in artificial intelligence or industrial automation technology. While we plan to upgrade and adapt our robotic systems as we develop new technology, our robotic systems may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our units. For a discussion of currently available technologies in artificial intelligence and industrial automation, see the subsection entitled “Business—Industry Background—Evolution of Robotics” in our prospectus filed with the SEC on October 21, 2021.

Design flaws, defects, glitches or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors, can result in product recalls, lower than expected return on investment for customers, harm to operators and significant safety concerns, each of which could adversely affect our results of operations, financial condition and our reputation.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system, unanticipated use of our robotic systems, operator errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO exoskeleton could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, there can be no assurance that we will be able to identify all such issues or that, if identified, efforts to address them will be effective in all cases. There also can be no assurances that our testing will be adequate. Injuries to operators have occurred during the testing of our products. In each case, we conducted thorough investigations to identify the cause or causes of each incident and, when appropriate, implemented changes to testing protocols or to the units to prevent such incidents from reoccurring. However, there can be no assurance that any implemented improvements will fully prevent similar or other incidents in the future. Operators of the Guardian XO will be wearing the unit while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the units, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service, and warehouses for the Guardian XO, and hazardous environments and at heights for the Guardian XT, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system are discovered during or after the production of beta units and/or commercial products, we will experience delays in the launch and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, commercial production may not occur and/or resume.

Although we are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices, these solutions are not incorporated into the alpha versions of the products and there can be no assurance that we will be able to successfully incorporate sufficient redundancy or other safety features to avoid such injuries in the beta and/or commercial products.

In addition, we may not be aware of manufacturing defects that could occur until injury to person or property has occurred. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, and such products are manufactured for us by third parties, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Our products incorporate sophisticated computer software and firmware. Complex software and firmware frequently contain errors, especially when first introduced. Our software and/or firmware may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the user could experience serious injury or even death. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of death or injury. Customers and users also may fail to install updates and fixes to the software for several reasons including poor connectivity, inattention or failure to regularly dock Guardian XO units in the XO Pod. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We anticipate that as part of our ordinary course of business we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Even if our products perform properly and are used as intended, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. For example, we are developing the Guardian XT unit as an augmented or virtual reality-enabled highly dexterous remote-controlled robotic system to perform intricate and even dangerous tasks. We expect that users will control the unit at a distance by utilizing augmented reality teleoperation. Our units, including the Guardian XT, will need to be used as intended and designed to ensure safety and effectiveness. While we expect to develop a training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If operators were to sustain any injuries or cause any damage to property while using our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We have no experience maintaining or servicing our products at a large scale.

Under the RaaS subscription model, we will be responsible for maintenance and servicing of the units. However, we have no experience providing maintenance and servicing at a large scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance on our products, but there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our robotic systems. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we would be required to provide such services directly, which would significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services. Delays in implementing a maintenance and servicing infrastructure may significantly delay new RaaS subscriptions due to smaller than expected maintenance and servicing capacity.

In addition, there can be no assurance that our service and maintenance arrangements will adequately address the service and maintenance requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems we deliver increases. Even if we and our servicing partners have the sufficient resources and experience needed, we and our servicing partners still may not adequately service or maintain the units. If we are unable to, directly or through third party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our robotic systems. In addition, the RaaS subscription model will require us to cover costs relating to servicing and maintenance of the robotic systems. Customer behavior and usage may result in higher-than-expected maintenance and repair costs. Moreover, if RaaS customers do not pay the subscription fee while the units are out of service, there could be an adverse impact on our financial condition and operating results.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Our ability to develop and manufacture products of sufficient quality on schedule and on a large scale is unproven, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our robotic systems to a third-party manufacturing partner. While this arrangement may lower operating costs, it also reduces our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Our continued development and manufacturing of our first commercially available robotic system, the Guardian S, and our future models, including the Guardian XO and Guardian XT, are and will be subject to risks, including with respect to:

•
costs to be incurred by us and/or any third-party manufacturing partner or partners in meeting our specifications and design tolerances;
•
the ongoing effects of the COVID-19 pandemic or other pandemics, epidemics or outbreaks;
•
hiring and retaining a sufficient number of qualified employees. We have historically been understaffed due to these challenges;
•
long- and short-term durability of our robotic systems to withstand day-to-day wear and tear;
•
delays in delivery of final systems and components by our suppliers;
•
manufacturing of robotic systems units in excess of demand due to contractual requirements or unexpected changes in demand;
•
shifts in demand for the Guardian XO and XT and future models;
•
quality controls, particularly as we plan to expand our production capabilities;
•
delays or disruptions in our supply chain, or the need to order supplies in excess of demand due to batch number requirements or price thresholds;
•
work stoppages, labor strikes and other labor disputes affecting us or our suppliers, third-party manufacturers and other partners; and
•
other delays and cost overruns.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We may seek to enter into strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements. There is no guarantee that any of these partnerships or acquisitions would lead to any binding agreements or lasting or successful business relationships with third parties. If any of these relationships are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new relationships, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or business may retain limited rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us in a limited fashion. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. Our Chief Executive Officer and Chief Legal Officer are married, and if one were to depart Sarcos it is possible that the other would do so as well. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the robotics field than other major metropolitan areas. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Our management as a group has limited experience in operating a public company.

Although some members of our management have public company experience, our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our executive officers as a group have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We will need to recruit additional persons to join our management team in order to handle the increased demands of running a public company, but our efforts may not be successful. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a public company, we expect to incur legal, accounting and other expenses that Old Sarcos did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will be devoting a substantial amount of time to these compliance initiatives. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect it will be more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to incur substantially higher costs to obtain appropriate coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, prospects, financial condition and operating results.

We operate in an industry that is subject to rapid technological change, and we expect competition to increase.

The robotics industry is subject to rapid technological change, and we expect competition to increase in the future. Our robotics technology may be unable to keep up with changes in robotics technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as artificial intelligence, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The ongoing COVID-19 pandemic as well as other possible health pandemics, epidemics or outbreaks may materially and adversely impact our business, prospects, financial condition and operating results. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions in our supply chain, as discussed in “—We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.” Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. Our response to the ongoing COVID-19 pandemic may prove to be inadequate and we may be unable to continue our operations in the manner we had prior to the outbreak, and may endure interruptions, reputational harm, delays in our product development and shipments, all of which could have an adverse effect on our business, prospects, financial condition and operating results. In addition, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could continue to have a material adverse effect on our target markets and our business.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing, or use of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase cost, or make our business unviable if we are unable to modify our products to comply.

We may become subject to new or changing international, federal, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our revenues and financial condition. Such laws and regulations can also give rise to liability such as fines and penalties, property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

We may experience significant delays in the design, development, production and launch of our robotic systems, which could harm our business, prospects, financial condition and operating results.

Our core products are still in the development and testing phase. Initial manufacturing of the Guardian XO and Guardian XT is not expected to begin until the end of 2022, and may occur later or not at all. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, design and development delays, difficulties relating to manufacturing of the units and other factors discussed under “—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volume.

We intend to enter into contracts with one or more third-party manufacturers to produce our robotic systems. We do not know whether our future third-party manufacturers will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems. Even if we and our third-party manufacturers are successful in developing high volume production capability and processes and reliably sourcing components, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our unit commercialization schedules or to satisfy the requirements of customers and potential customers.

If we are unable to enter into agreements with third-party manufacturers on acceptable terms, we will need to develop our own manufacturing and production capabilities, significantly increasing our capital expenditures and delaying production of our robotic systems. If this were to occur, we would need raise or borrow additional money, which may not be successful, and possibly change the anticipated pricing of our RaaS subscription model, which would adversely affect our margins and cash flows.

Any failure to develop production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

The period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments.

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. Our design of our products is significantly influenced by feedback from potential customers and reflect the needs they expressed. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We cannot be sure that we will be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our proposed products and influenced their design ultimately decide to not enter into binding commitments or to adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

Our ability to control costs and liability is dependent on developing sufficient screening criteria for our RaaS customers.

Our ability to realize revenue and reduce liability related to our RaaS subscription model is heavily dependent on our ability to effectively screen customers for high-risk activities or environments that could result in higher costs for us. We have limited experience with our RaaS subscription model and may not be able to effectively develop effective customer screening criteria. We may need to rely on third-party service providers to develop effective screening criteria, which will result in additional cost to us. Our screening criteria may also need to be adjusted over time to satisfy requirements under applicable law, from our insurers, lenders or from other third-party service providers. We must balance the need to develop effective screening criteria with our need to attract new customers or market to different industry segments.

Our business and prospects depend significantly on our ability to build the Sarcos brand. We may not succeed in continuing to establish, maintain and strengthen the Sarcos brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Sarcos brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen the Sarcos brand may depend on the acceptance of our products by employees of our customers. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media including print media. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by employees of our customers or labor unions. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in the our brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.

We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support any future commercialization of our core products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source. If our third-party suppliers are unable to supply key components and materials at the required volume, our sales, revenues and profitability will likely be adversely affected. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and manufacturing units in excess of our demand due to batch number requirements or price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering, as discussed under “—Commercial launch of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022”. Any sustained increase, supply interruption or shortage would prevent or delay the commercialization of our products and materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain include:

•
“Buy American” or other similar requirements that may be imposed on government contractors;
•
an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;
•
disruption in the supply of lithium-ion batteries due to quality issues or recalls; and
•
fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is also dependent on the continued supply of lithium-ion battery cells. While we believe several sources of cells are available, we have to date not finally sourced or validated a supplier for our commercial production and we may have limited flexibility in changing cell suppliers once contracted. Any disruption in the supply of battery cells from such suppliers could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to it, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased RaaS subscription offering or unit sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects, financial condition and operating results.

Our potential transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We intend to transition from a manufacturing model in which we primarily manufactured and assembled our products at a smaller scale at our existing Salt Lake City, Utah location, to one where we rely on one or more third-party manufacturers. We are in negotiations with third parties to provide contract manufacturing of our products; however, such negotiations are more complicated because the Guardian XO and Guardian XT are still undergoing design changes and improvements. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may lose revenue and incur increased costs.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary technologies, which could adversely affect our business.

Additionally, if any of our future third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer requirements, we could be required to recall the units or cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers.

If any third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales.

If we are unable to contract with a third-party manufacturing partner, we would need to develop our own manufacturing facilities, which may not be feasible and, if feasible, would significantly increase our capital expenditures and operating expenditures, and would significantly delay or inhibit production of our robotic systems.

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic systems and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although negotiations are continuing with potential counterparties, such negotiations are more complicated because the Guardian XO and Guardian XT are still undergoing design changes and improvements. We may not be able to contract with potential counterparties on commercially reasonable terms or at all. If we are unable to enter into such definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. There can be no assurance that we would be able to partner with other third parties or establish our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities at our new Salt Lake City, Utah facility, which may not be feasible, we would significantly increase our capital and operating expenditures and would significantly delay production of our robotic systems. This may require us to attempt to raise or borrow additional money, which may not be successful. Also, it may require us to change the anticipated pricing of our RaaS subscription offering, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, sales and maintenance and service facilities and building the Sarcos brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing the Guardian XO and Guardian XT), procurement costs, sales, marketing and distribution expenses as we build our brand and markets our robotic systems, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic systems, and we expect that the cost to repair and service our robotic systems will increase over time as our robotic systems age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems to meet projected performance metrics, identify and investigate new areas of demand and successfully market our robotic systems and RaaS subscription model, but also to sell, whether outright or through subscriptions, our robotic systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We, any manufacturing partners and suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, any third-party manufacturing partners and suppliers may rely on complex machinery for the production and assembly of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics (as more fully described in the risk factor “Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results” located elsewhere in these Risk Factors), and other calamities. Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

We currently target many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure binding commitments from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on our business.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

Our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment, and unmanned robotic vehicles. We also view our competitive landscape to include rivals who have different but unique product lines in the automation space, like ABB Robotics, Siasun Robot & Automation Co., Ltd., Teradyne, and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation, and Hexagon AB, who may not have a directly competing product today, but could become competitors through inorganic growth; these companies have existing customer relationships and channels that could enable them to emerge as formidable threats in the future.

A breakdown of the competitive landscape by product area:

•
The Guardian XO exoskeleton competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist, and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Panasonic, Ekso Bionics, Ottobock, Lockheed Martin, SuitX, and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.
•
The Guardian XT industrial robotic avatar system faces a varied competitive landscape that includes collaborative robotics companies, like RE2, as well as automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation Co., Ltd., Berkshire Grey, Ready Robotics, and OMRON.
•
The Guardian S mobile IOT platform competes with other ground-based unmanned vehicles offered by companies such as Eddyfi Technologies and Waygate Technologies; it also competes with aerial unmanned vehicle companies, like Flyability, in the oil and gas industry. Other notable adjacent market and other competitors include Gecko Robotics, FLIR, ICM, RedZone Robotics, Clearpath Robotics, and Easysight Technology Co., Ltd.

These companies have products that are commercially available and in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete with companies that develop artificial intelligence and industrial automation solutions, such as those offered by Hyundai-Boston Dynamics, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Neurala, Ready Robotics, Rethink Robotics, and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be negatively impacted.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the robotics market on the whole and, accordingly, our business.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic systems to new markets for the first time, as well as introduce our RaaS subscription model. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, Rotor reevaluated its accounting treatment of our 13,800,000 Public Warrants and 7,270,000 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Old Sarcos identified certain accounting errors related to its financial statements. As a result, Old Sarcos management concluded that a material weakness existed in its internal control over financial reporting related to the identification and review of technical issues associated with certain unique, unusual and nonstandard transactions within Old Sarcos’ equity process. As a result of this material weakness, Old Sarcos’ management concluded that its internal control over financial reporting was not effective as of December 31, 2020 and 2019.

Following the issuance of the SEC Statement, on April 12, 2021, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). See “—Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, Rotor identified a material weakness in its internal controls over financial reporting.

To respond to these material weaknesses and to mitigate the potential for any future material weakness, we plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, increased communication among our personnel, hiring additional technical accounting resources, and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, that could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading of our stock.

We can give no assurances that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to failure to implement and maintain adequate control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair preparation and presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weaknesses discussed under “—Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We expect that the requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected.

The current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. For additional information regarding the material weakness in internal controls identified by our management, please see the risk factor entitled “— Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expect to continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or if we are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the stock price of our securities could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of internal control over financial reporting until after we are no longer an emerging growth company. At such time, the independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, prospects, financial condition and operating results.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

Old Sarcos has had negative cash flow from operating activities of $16.9 million and $16.0 million for the years ended December 31, 2020 and 2019, respectively. We have had negative cash flow from operating activities of $21.0 million for the nine months ended September 30, 2021. We expect to continue to have negative cash flow from operating and investing activities for at least the next 24 months as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes from the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Old Sarcos’ R&D expenses were $14.1 million and $12.9 million during 2020 and 2019, respectively, and our R&D expenses are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which will go into effect January 1, 2023, and Colorado has enacted the Colorado Privacy Act, which takes effect on July 1, 2023. These laws in Virginia and Colorado share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, the UK GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to comply with such policies and other actual or asserted legal or contractual obligations relating to privacy, data protection, or data security. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any actual or perceived inability to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing, and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers, and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or data that is processed or maintained in our business. The ongoing COVID-19 pandemic has increased security risks due to personnel working remotely.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our units; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our units. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our product services and functionality to log information about each unit’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our unit maintenance costs and costs associated with data processing and handling, and harm our business prospects.

Although we are in the process of implementing certain systems and processes that are designed to protect our data and systems within our control, prevent data loss, and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data of us and our customers, collaborators and partners, our employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our units, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators, or others, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual, or other legal rights to terminate our contracts for convenience or default. For purchases by the U.S. federal government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we or any third-party manufacturers may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third-parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our products are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our robotic systems and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of certain of our products are subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our robotic systems, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our robotic systems and solutions or, in some cases, prevent the export or import of our robotic systems to certain countries, governments, or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our robotic systems, as well as our decreased ability to export or market our robotic systems to potential customers. Any decreased use of our robotic systems or limitation on our ability to export or market our robotic systems would likely adversely affect our business, prospects, financial condition and operating results.

Our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management will have broad discretion in making strategic decisions to execute their growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the Common Stock to decline.

Risks Related to Our Technology and Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality and assignment agreements with our employees and certain of our contractors, and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see “Business—Intellectual Property” in our prospectus filed with the SEC on October 21, 2021.

Patent positions covering robotic systems and human-augmented robotic systems (e.g., wearable humanoid or exoskeleton robotic systems) inventions can be highly uncertain and involve many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

Litigation to establish or challenge the validity of patents, or to defend against or assert against others’ infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and may restrict our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs, and could divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable. In addition, U.S. patents and patent applications may be subject to interference or derivation proceedings, and U.S. patents may be subject to re-examination and inter partes or post grant review proceedings in the U.S. Patent and Trademark Office. Furthermore, our issued patents may be subject to claims of invalidity based on earlier filed patents or published applications not discovered in any patent searches or by the patent offices that carried out examination of the issued patents. Foreign patents may also be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement, or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants or service providers may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

We also have taken and continue to take precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

We also have made reasonable efforts to register and enforce our trademark rights. However, the area of trademark law and the infringement analysis is complex and notwithstanding our efforts to develop and enforce our trademark portfolio, both outgoing and incoming claims of trademark infringement could lead to limitations, loss or impairment of those trademark rights or to expensive litigation to prosecute or defend our trademark rights against third party infringers who may be better funded and have superior resources.

If we are unable to obtain or maintain adequate protection for intellectual property, or if any protection is reduced or eliminated, competitors may be able to use our technologies, resulting in harm to our competitive position.

We are not able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining, and defending patents and trademarks on each of our products in all countries throughout the world would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others in the chain of commerce may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States and around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our products.

Companies operating in the robotics industry may face difficulty enforcing their patent rights and may become subject to a substantial amount of litigation over patent rights. In particular, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, have been issued patents and filed patent applications with respect to their products and processes and may apply for other patents in the future. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. No assurance can be given that patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications that initially do not appear to be problematic may issue with claims that potentially cover our products, technology or methods. Moreover, there may be pending, published or allowed applications that may disclose, but not claim, subject matter covering our products, technology or methods, where such pending or published applications may be amended, or one or more continuation or divisional applications may be filed, in an attempt to capture, to the extent possible, such products, technology or methods that are in the public domain, and which may result in issued patents that our current or future products infringe.

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our infringing products, unless we can obtain a license to use the technology covered by such patents or can redesign our products so that they do not infringe. A license may not be available on commercially reasonable terms or at all, and we may not be able to redesign our products to avoid infringement. In these circumstances, we may not be able to sell our products at competitive prices or at all, and our business, prospects, financial condition and operating results could be harmed.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We may develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the U.S. government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government may also have the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Common Stock and Warrants

Resales of the shares of Common Stock issued in connection with the Business Combination could depress the market price of the Common Stock of the post-combination company.

Sales of a substantial number of shares of our Common Stock or Warrants could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock or Warrants.

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented 77.2% of our Common Stock as of September 30, 2021 and are subject to two lock-up obligations. Pursuant to our Amended and Restated Bylaws ("Bylaws"), Old Sarcos Security Holders are subject to the following lock-up periods.

If the Common Stock is issued from the exchange or conversion of shares of Old Sarcos preferred stock, then:

1.
fifty percent (50%) of the Common Stock may be transferred beginning at the earlier to occur of (a) the close of business on the 120th day after the Business Combination, provided that the average closing price of our Common Stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period prior to the transfer and (b) the close of business on the six-month anniversary of the Business Combination.
2.
the remaining fifty percent (50%) of the Common Stock may only be transferred beginning on the one year anniversary of the Business Combination.

If the Common Stock is issued from the exchange or conversion of Old Sarcos’ common stock, options, RSAs or RSUs, then:

1.
twenty percent (20%) of the Common Stock may be transferred beginning at the earlier to occur of (a) the close of business on the 120th day after the Business Combination, provided that the average closing price of our Common Stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period prior to the transfer and (b) the close of business on the 180th day after the Business Combination; and
2.
the remaining eighty percent (80%) of the Common Stock may only be transferred beginning upon the earlier to occur of (a) such time as the post-combination company or any of its subsidiaries have delivered to one or more customers at least 20 Guardian XO and/or Guardian XT-DX commercial units, but in no event prior to the close of business on the one year anniversary of the Business Combination and (b) the close of business on the two year anniversary of the Business Combination.

In addition to the restrictions set forth in the Bylaws, certain Old Sarcos Security Holders entered into lock-up agreements with us whereby:

1.
holders of shares of Old Sarcos preferred stock and Old Sarcos warrants agreed, among other things, that (a) 50% of their shares may not be transferred, until the earlier to occur of (x) six months following the Business Combination, and (y) 120 days following the Business Combination if the stock price of our Common Stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period, and (b) the remaining 50% of such shares may not be transferred for a period of one year following the Business Combination.
2.
holders of Old Sarcos common stock, options, RSAs and RSUs agreed, among other things, that (1) 20% of such securities may not be transferred until the earlier to occur of (a) 120 days after the Business Combination if the stock price of our Common Stock exceeds $13.00 for 20 trading days in any 30 consecutive trading day period, and (b) the 180th day after the Business Combination; and (2) the remaining 80% can be transferred at the earlier of (A) delivery to customers of at least twenty Guardian XO and/or Guardian XT commercial units to customers of the Constituent Corporations (but in no event prior to the close of business on the one year anniversary of the date of the Business Combination) and (B) the close of business on the second anniversary of the date of the Business Combination.

Common Stock held by former Old Sarcos Security Holders will be freely tradeable once their applicable lock-up periods expire and such shares are registered for resale under the Securities Act. Pursuant to a registration rights agreement entered into concurrently with the consummation of the Business Combination by and among our company, Rotor Sponsor LLC (the "Sponsor") and certain Old Sarcos Security Holders, we agreed to register with the SEC the Common Stock held by such Old Sarcos Security Holders within 30 days following a request by a majority of the holders. The shares of Common Stock subject to the registration rights agreement were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the "Founder Shares"), represented approximately 4.5% of our Common Stock as of September 30, 2021. The Rotor Restricted Stockholders are subject to certain transfer restrictions with respect to their converted Founder Shares.

1.
Common Stock may not be transferred until the earliest of (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Business Combination that results in all of the post-combination company’s stockholders having the right to exchange their Common Stock for cash, securities or other property.
2.
Common Stock held by Messrs. Finn and Howard and other members of the Sponsor with an equity interest in Old Sarcos may not be transferred until the earlier of (i) a period of one year following the closing of the Business Combination or (ii) the post-combination company’s completion of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the post-combination company’s stockholders having the right to exchange their equity holdings in the post-combination company for cash, securities or other property.

Common Stock held by the Rotor Restricted Stockholders will be freely tradeable once their applicable lock-up periods expire and such shares are registered by us. Such shares of Common Stock were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

PIPE Investors held approximately 15.4% of our Common Stock as of September 30, 2021. These shares are not subject to any lock-up or transfer restrictions, and pursuant to the subscription agreements entered into with our predecessor, we were obligated to file with the SEC a registration statement with respect to the resale of such Common Stock no later than 30 days following the consummation of the Business Combination. Shares of Common Stock purchased by the PIPE Investors were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

There is no guarantee that the Public Warrants or Private Placement Warrants will ever be in the money, and they may expire worthless and the terms of our Warrants may be amended.

The exercise price for our Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

A market for our Common Stock or Warrants may not continue, which would adversely affect the liquidity and price of our securities.

The price of our Common Stock or Warrants may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our Common Stock or Warrants can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Common Stock or Warrants become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Common Stock or Warrants may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

Following the Business Combination, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for Old Sarcos stock and trading in the shares of our predecessor’s common stock, public units and public warrants had not been active. Accordingly, the valuation ascribed to Old Sarcos and our predecessor’s common stock, public units and public warrants in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
speculation in the press or investment community;

•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning our company or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to us;
•
our ability to market new and enhanced products on a timely basis;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of the Common Stock and Public Warrants available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
the realization of any of the risk factors discussed herein;
•
additions or departures of key personnel;
•
failure to comply with the requirements of our stock exchange;
•
failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;
•
actual, potential or perceived control, accounting or reporting problems;
•
changes in accounting principles, policies and guidelines; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and stock exchanges have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock, then the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock or Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover our company now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Public Warrants would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the stock price or trading volume of the Common Stock and Public Warrants to decline.

The exercise price for our Warrants is higher than is typical with many companies that have merged with similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of our Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the Public Warrants may be redeemed, please see “Description of Securities—Warrants—Public Stockholders’ Warrants” in our prospectus filed with the SEC on October 21, 2021. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Warrants will become exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have outstanding Public Warrants to purchase approximately 13,800,000 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,749,468 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Common Stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are subject to registration rights.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our Common Stock.

Our Second Amended and Restated Certificate of Incorporation (the "Charter") and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
only the board of directors (pursuant to a majority vote of the whole board), the chairperson of the board of directors, or the Chief Executive Officer may call a special meeting;
•
stockholder vote of at least 66-2/3% required to remove a director for “cause”;
•
stockholder vote of at least 66-2/3% required to approve certain amendments to the Charter and Bylaws; and
•
the designation of Delaware and federal courts as the exclusive forums for certain disputes.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Bylaws provide, to the fullest extent permitted by law, that internal corporate claims may be brought only in the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). In addition, our Bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our stock shall be deemed to have notice of and consented to the forum provision in our Bylaws.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following January 20, 2026, the fifth anniversary of Rotor’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and Public Warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile. Old Sarcos had total revenues during calendar year 2020 of approximately $8.8 million. If we continue to expand our business through acquisitions and/or continues to grow revenues organically post-Business Combination, we may cease to be an emerging growth company prior to January 20, 2026.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock or Public Warrants less attractive because we will rely on these exemptions. If some investors find our Common Stock or Public Warrants less attractive as a result, there may be a less active trading market for our Common Stock or Public Warrants and more stock price volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None other than as described in our Current Report on Form 8-K filed with the SEC on September 30, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In connection with the Closing of the Merger, the Company adopted the Bylaws (see Exhibit 3.2 to this Report) that changed the procedures by which stockholders of the Company may recommend nominees to our board of directors.

The updated procedures for stockholders to nominate directors are as follows:

Nominations of persons for election to our board of directors may be made by any stockholder of the Company who (A) is a stockholder of record at the time of giving of the notice described in the next paragraph; (B) is a stockholder of record on the record date for the determination of stockholders entitled to notice of the annual meeting; (C) is a stockholder of record on the record date for the determination of stockholders entitled to vote at the annual meeting; (D) is a stockholder of record at the time of the annual meeting; and (E) complies with the procedures discussed below.

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must have given timely notice in writing to the Secretary of the Company and any such nomination must constitute a proper matter for stockholder action. To be timely, a stockholder’s notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day and no later than 5:00 p.m., local time, on the 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders. However, if no annual meeting of stockholders was held in the preceding year, or if the date of the applicable annual meeting has been changed by more than 25 days from the first anniversary of the preceding year’s annual meeting, then to be timely such notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than 5:00 p.m., local time, on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company. In no event will the adjournment, rescheduling or postponement of any annual meeting, or any announcement thereof, commence a new time period (or extend any time period) for the giving of a stockholder’s notice as described above. If the number of directors to be elected to the board of directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors at least 10 days before the last day that a stockholder may deliver a notice of nomination pursuant to the foregoing provisions, then a required stockholder’s notice will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by the Secretary at our principal executive offices no later than 5:00 p.m., local time, on the 10th day following the day on which such public announcement is first made. “Public announcement” means disclosure in a press release reported by a national news service or in a document publicly filed by the Company with the SEC pursuant to Section 13, 14 or 15(d) of the Exchange Act.

A stockholder’s notice to the Secretary must set forth:

(1)
for each person whom the stockholder proposes to nominate for election as a director: (A) such person’s name, age, business address, residence address and principal occupation or employment; the class and number of shares of the Company that are held of record or are beneficially owned by such person and a description of any Derivative Instruments (as defined below) held or beneficially owned thereby or of any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares), the effect or intent of which is to mitigate loss to, or to manage the risk or benefit of share price changes for, or to increase or decrease the voting power of such person; and all information relating to such person that is required to be disclosed in solicitations of proxies for the contested election of directors, or is otherwise required, in each case pursuant to Section 14 of the 1934 Act; (B) the nominee’s written consent to being named in such stockholder’s proxy statement as a nominee of such stockholder and to serving as a director of the Company if elected; (C) a reasonably detailed description of any direct or indirect compensatory, payment, indemnification or other financial agreement, arrangement or understanding that such person has, or has had within the past three years, with any person or entity other than the Company (including the amount of any payment or payments received or receivable thereunder), in each case in connection with candidacy or service as a director of the Company; and (D) a description of any other material relationships between such person and such person’s respective affiliates and associates, or others acting in concert with them, on the one hand, and such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, and their respective affiliates and associates, or others acting in concert with them, on the other hand; and
(2)
for the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made: (A) the name and address of such stockholder (as they appear on the Company’s books), of such beneficial owner and of their respective affiliates or associates or others acting in concert with them; (B) for each class or series, the number of shares of stock of the Company that are, directly or indirectly, held of record or are beneficially owned by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (C) a description of any agreement, arrangement or understanding between such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, and any other person or persons (including, in each case, their names) in connection with the proposal of such nomination; (D) a description of any agreement, arrangement or understanding

(including, regardless of the form of settlement, any derivative, long or short positions, profit interests, forwards, futures, swaps, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions and borrowed or loaned shares) that has been entered into by or on behalf of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities (any of the foregoing, a “Derivative Instrument”), or any other agreement, arrangement or understanding that has been made the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for or increase or decrease the voting power of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities; (E) any rights to dividends on the Company’s securities owned beneficially by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, that are separated or separable from the underlying security; (F) any proportionate interest in the Company’s securities or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership; (G) any performance-related fees (other than an asset-based fee) that such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with, them is entitled to based on any increase or decrease in the value of the Company’s securities or Derivative Instruments, including, without limitation, any such interests held by members of the immediate family of such persons sharing the same household; (H) any significant equity interests or any Derivative Instruments in any principal competitor of the Company that are held by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (I) any direct or indirect interest of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, in any contract with the Company, any affiliate of the Company or any principal competitor of the Company (in each case, including any employment agreement, collective bargaining agreement or consulting agreement); (J) a representation and undertaking that the stockholder is a holder of record of stock of the Company as of the date of submission of the stockholder’s notice and intends to appear in person or by proxy at the meeting to bring such nomination before the meeting; (K) a representation and undertaking that such stockholder or any such beneficial owner intends, or is part of a group that intends, to (x) deliver a proxy statement or form of proxy to holders of at least the percentage of the voting power of the Company’s then-outstanding stock required to elect each such nominee; or (y) otherwise solicit proxies from stockholders in support of such proposal or nomination; and (L) any other information relating to such stockholder, such beneficial owner, or their respective affiliates or associates or others acting in concert with them, or director nominee that, in each case, would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies in support of such nominee (in a contested election of directors) or proposal pursuant to Section 14 of the 1934 Act.

In addition to the foregoing requirements, to be timely, a stockholder’s notice (and any additional information submitted to the Company in connection therewith) must further be updated and supplemented (1) if necessary, so that the information provided or required to be provided in such notice is true and correct as of the record date(s) for determining the stockholders entitled to notice of, and to vote at, the meeting and as of the date that is 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof and (2) to provide any additional information that the Company may reasonably request. Such update and supplement or additional information, if applicable, must be received by the Secretary at our principal executive offices, in the case of a request for additional information, promptly following a request therefor, which response must be delivered not later than such reasonable time as is specified in any such request from the Company or, in the case of any other update or supplement of any information, not later than five business days after the record date(s) for the meeting (in the case of any update and supplement required to be made as of the record date(s)), and not later than eight business days prior to the date for the meeting or any adjournment, rescheduling or postponement thereof (in the case of the update and supplement required to be made as of 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof). The failure to timely provide such update, supplement or additional information shall result in the nomination no longer being eligible for consideration at the meeting.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of April 5, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).

2.2

Amendment No. 1 to Merger Agreement, dated as of August 28, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

3.2	Amended and Restated Bylaws of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

4.1	Specimen Stock Certificate (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to the Company's Form S-1/A filed with the SEC on December 30, 2020).
4.3	Warrant Agreement between Continental Transfer & Trust Company and the Registrant (incorporated by reference to the Company's Form S-1/A filed with the SEC on December 30, 2020).
10.1	Letter Agreement between Rotor, Rotor Sponsor LLC, and Riverview LLC (incorporated by reference to the Company's Form 8-K filed with the SEC on January 20, 2021).
10.2	Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock Funds (incorporated by reference to the Company's Form 8-K filed with the SEC on January 20, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Lock-up Agreement, by and among the Company, Sarcos, and Sarcos Holders (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.5

Form of Lock-up Agreement, by and among the Company, Sarcos, and certain stockholders of Sarcos (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.6	Form of Waiver Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.7

Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC, and certain stockholders of Sarcos (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.8+	Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan, forms of agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.9+	Sarcos Technology and Robotics Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.10+	Sarcos Technology and Robotics Corporation Outside Director Compensation Policy (incorporated by reference to the Company's registration statement on Form S-1 filed with the SEC on October 15, 2021).
10.11+

Employment Agreement by and between the Company and Benjamin G. Wolff, effective as of September 24, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

10.12+

Employment Agreement by and between the Company and Steven Hansen, effective as of September 24, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

10.13+	Employment Agreement by and between the Company and Marian Joh, effective as of September 24, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.14+

Employment Agreement by and between the Company and Kristi Martindale, effective as of September 24, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

10.15+

Employment Agreement by and between the Company and Dr. Fraser Smith, effective as of September 24, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).

10.16+	Form of Indemnification Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.17+	Sarcos 2015 Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sarcos Technology and Robotics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Indicates management contract or compensatory plan.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: November 9, 2021	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Steven Hansen
Steven Hansen
Chief Financial Officer (Principal Financial and Accounting Officer)