Form 10-K
period 2021-12-31
Sarcos Technology & Robotics Corp
filed 2022-03-29
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39897

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-2838301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 South 500 West, Suite 150

Salt Lake City, Utah, 84101

(Address of principal executive offices)

(888) 927-7296

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	STRC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	STRCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange, was approximately $283.3 million.

As of March 1, 2022 the registrant had 142.9 million share of Common Stock, $0.0001 par value per share, outstanding.

i

Explanatory Note

On September 24, 2021 (the “Closing Date”), Rotor Acquisition Corp. ("Rotor"), a Delaware corporation, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021 (the “Original Merger Agreement”), by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”), and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of Rotor. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation.

For more information on the Business Combination, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 5, Reverse Recapitalization, in the accompanying consolidated financial statements.

References to the “Company,” "Sarcos," “we,” “us,” and “our” in this report refer to Old Sarcos before the consummation of the Business Combination or Sarcos Technology and Robotics Corporation (together with its subsidiaries) after the consummation of the Business Combination, as the context suggests. In addition, where identified or the context clearly indicates, this Annual Report on Form 10-K contains historical information about Rotor before the Business Combination.

The Business Combination was accounted for as a reverse capitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, Rotor is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of Old Sarcos with the Business Combination being treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Old Sarcos and Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Sarcos.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

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

•
Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.

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

•
With our products still under development, we have limited current customers and no pending orders for the upcoming commercial version of our core products, and expected customer trials and discussions may not result in binding orders or subscriptions.

•
Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

•
Our Robot-as-a-Service (“RaaS”) subscription model has yet to be tested and may fail to gain commercial acceptance.

•
If we are successful in commercializing our products, our revenue will be concentrated in a limited number of products for the foreseeable future.

•
The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation.

•
Design flaws, defects, glitches or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or user errors, can result in product recalls, lower than expected return on investment for customers, harm to users and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

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

•
We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.

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

•
We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue.

•
Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

•
We may not be able to protect our intellectual property rights in all countries.

•
We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our products.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to sell our products to or obtain RaaS subscriptions from new and existing customers;
•
our plans to expand our product availability globally;
•
our product roadmap, including the expected timing of new product releases;
•
our ability to manage and overcome supply chain challenges, including increases in the cost of and an interruption in the supply or shortage of materials;
•
competition from existing or future businesses and technologies;
•
the impact of the COVID-19 pandemic on our business and the business of our customers;
•
our ability to manage our growth and expenses;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to comply with modified or new laws and regulations applicable to our business;
•
our ability to attract and retain qualified personnel with the necessary experience;
•
our ability to introduce new products that meet our customers’ requirements and to successfully transition to high volume manufacturing of our products by third-party manufacturers or by us;
•
our projected financial and operating information;
•
our future financial performance;
•
changes in the market for our products and services;
•
expansion plans and opportunities;
•
future capital requirements and sources and uses of cash;
•
the outcome of any known and unknown litigation and regulatory proceedings;
•
our ability to maintain and protect our brand; and
•
other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and, in any event, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in Part I Item 1A Risk Factors of this

Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

Item 1. Business.

The following discussion should be read in conjunction with the information about us contained elsewhere in this Report, including the information set forth in our consolidated financial statements and the related notes. Some of the information contained in this section or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read Part I Item 1A Risk Factors and the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion.

Overview

We are a technology leader in industrial highly-dexterous mobile robotic systems for use in dynamic environments. Our mission is to save lives and prevent injury while helping humans accomplish more than ever before. To achieve this mission, we design our robotic systems to augment human performance by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines to enhance human safety and productivity. We expect our products to benefit markets in which people perform physically demanding or hazardous tasks, such as aerospace, automotive, aviation, construction, defense, distribution and warehousing for ecommerce and other industries, industrial manufacturing, maritime, military and oil and gas. Our technologically-advanced line of products augments, rather than replaces, humans.

We believe we are in the midst of a fourth industrial revolution, or Industry 4.0, with the application of modern smart technology to traditional manufacturing and industrial practices. Robotically augmenting the workforce is expected to increase productivity, reduce costly occupational injuries, minimize production downtime by facilitating fast implementation and changeovers, enhance agile manufacturing, broaden the pool of available employees by equalizing workers’ physical capabilities and potentially increase the longevity of an aging workforce. For example, we expect that our Guardian XO and Guardian XT will each allow users to safely lift a load of up to 200 lbs. (compared to the 35 to 40 lbs. limits typically recommended by OSHA guidelines) with small effort in a wide range of tasks. Based on use cases that we have explored with potential customers, we estimate that individuals using our Guardian XO unit can improve productivity by three or more times.

Our products are designed to serve as a key element of an Industry 4.0-ready workforce. Our engineering and design efforts are led by a highly experienced robotics team, with some members of our core engineering team working together for over 20 years. We also benefit from more than $300 million in research and development investment in our proprietary technologies and an extensive patent portfolio. We have received several awards and recognitions, including recognition as the 2020 Dexterous Robots & Exoskeletons Company of the Year by Frost & Sullivan and the following recognitions for the Guardian XO: 2021 IEEE Robotics and Automation Society Award for Product Innovation, selection as one of the Best Inventions of 2020, Productivity by Time Magazine, 2020 Finalist for the Innovation by Design Awards by Fast Company and 2020 Winner of the Commercial Technologies for Maintenance Activities (CTMA) Technology Competition by the National Center for Manufacturing Sciences. The Guardian XO also received many top honors at CES in 2020, including being named “Top Emerging Technology” by Digital Trends, “Best Robot” by PCMag.com and “The Best Ideas and Products of CES” by VentureBeat, and was recognized by WIRED Magazine as being one of the smartest technologies on the show floor.

We plan to offer our Guardian XO and Guardian XT robotic systems primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of included on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our robotic systems because it will lower the upfront costs of deployment, shift capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions, and make our products more accessible to customers of all sizes.

History and Corporate Information

Sarcos is the result of a decades-long effort in research and development of highly-dexterous robotic systems. Our original predecessor was spun-out of the University of Utah in 1983. In 2007, our predecessor was acquired by Raytheon and was operated until 2014 as a division of Raytheon known as Raytheon Sarcos. During this period, Raytheon Sarcos was focused primarily on developing cutting-edge technologies for use by U.S. governmental agencies. In December 2014, the assets of Raytheon Sarcos were acquired by a consortium led by the former Raytheon Sarcos President and our current Chief Innovation Officer Dr. Fraser Smith and technology and telecom entrepreneur Benjamin Wolff, our former CEO and current Executive Chairman of the Board. This acquisition was the basis for the establishment of Old Sarcos, which was incorporated in Utah in February 2015. On September 24, 2021, we completed the Business Combination whereby Old Sarcos became a wholly-owned subsidiary of Rotor and Rotor changed its name to Sarcos Technology and Robotics Corporation.

Our principal executive offices are located at 650 South 500 West, Suite 150, Salt Lake City, Utah, 84101. Our telephone number is 888-927-7296.

Company Website

We maintain a company website with the address www.sarcos.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through the www.sarcos.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov. In addition, our Code of Business Conduct and Ethics is available through the www.sarcos.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

Industry Background

Evolution of Robotics

Industrial robots have been commercially available and used in industrial and manufacturing environments since the 1970s. They are typically large, stationary machines designed to automate repetitive tasks that require speed and strength greater than what a human can accomplish. For manufacturing tasks, industrial robots generally execute plans by rote programming - functions that are programmed in advance by a human engineer.

Over time, industrial robots have become more sophisticated. Industrial robots have seen widespread adoption in a host of applications and have gained acceptance across many industries. However, these heavy industrial robots generally require workspaces to be configured around them and large safety cages to protect workers on the factory floor, consume significant amounts of power and space, are substantially less agile and versatile than humans and are difficult and costly to move from one location to another. These characteristics typically limit the number of use cases to highly routinized tasks. As a result, two new categories of products, called collaborative robots, or cobots, and automated mobile robots, or AMRs, are gaining market traction.

Advances in tangential technologies such as grippers, vision systems, cloud computing, augmented reality, or AR, and artificial intelligence, or AI, have led to the broader adoption and commercial viability of cobots and AMRs. These advances have offered increased safety and operational flexibility, allowing robots to be deployed safely alongside humans, disrupting the historical industrial robotics industry and labor markets while offering more advanced capabilities than earlier models. However, neither cobots nor AMRs are designed to perform tasks in dynamic or unstructured environments. As with their predecessors, they are tools of automation, designed and programmed to perform routinized tasks. They also generally lack human-like dexterity and the ability to lift and manipulate heavy objects.

Evolution of Wearable Robotics

Robotic exoskeletons are not a new concept. They have been a staple of science fiction for decades. General Electric was the first to try to move the concept from fiction to reality with its experimental Hardiman exoskeleton debuting in the 1960s. Early versions of full-body, powered exoskeletons were reliant on hydraulic power supplies connected via a cord or hydraulic lines, which greatly restricted the mobility and the number of use cases. They also consumed large amounts of power, making it impractical to use these early versions on an untethered basis. More recently, partial-body, powered exoskeletons have primarily been deployed for healthcare and rehabilitative uses. Partial-body, non-powered devices (called passive exoskeletons) have been adopted for passive support functions such as assisting parts-assembly workers when performing repetitive, overhead manual labor. Unlike these commercial predecessors, powered, full-body industrial robotic exoskeletons will combine human intelligence and mobility with the strength, endurance and precision of traditional industrial robots. These powered exoskeletons will allow humans and robots to operate as a single unit, substantially augmenting a typical workers’ capabilities while reducing the risk of occupational injuries.

Traditional Labor Market

Historically, many industries have been dependent on manual human labor and heavy equipment (such as forklifts or cranes) for numerous physically demanding tasks. Human limitations and equipment inflexibility, such as size constraints and power needs, create costly inefficiencies. Relying on human labor sources also has considerable financial and safety costs, which impact the business and the labor pool alike. Workplace accidents and fatigue caused by heavy lifting and working from heights have significant detrimental effects on a workforce’s productivity and can cause extensive bodily harm to human workers.

Challenges to the labor market include:

•
Rising average age of the labor force in developed nations. According to European Commission data: as of 2015, 22% of the United States labor force was over the age of 65; by 2050, that percentage is expected to rise to 36%; worldwide, as of 2015, 13% of the labor force was over the age of 65; and, by 2050, that number is expected to rise to 25%.

•
Shrinking pool of manual laborers. Long-term trends suggest workers may avoid manual labor due to occupational hazards, resulting in labor shortages. Moreover, although the long-term effects of COVID-19 are largely unknown, there is a chance they will further negatively affect the availability of the labor force. According to an industry study, there will be a shortage of approximately 2.4 million workers in U.S. manufacturing by 2028 resulting in a $2.5 trillion negative impact on the U.S. economy.
•
Costs associated with physically taxing occupations. In the United States alone, (a) the Spine Research Institute and OSHA report that healthcare costs, lost wages and decreased productivity associated with back injuries cost approximately $100 billion annually, and (b) according to a 2018 U.S. Bone and Joint Initiative study, back pain accounts for an estimated more than 264 million lost workdays a year, the equivalent of approximately two workdays for every full-time worker in the country. Falls from heights are the fourth most disabling and costly injury after overexertion and falling from the same level according to the 2019 Liberty Mutual Workplace Safety Index. OSHA reports that approximately $136 billion is lost annually due to worker fatigue.
•
Equipment that is not ideal for complex environments or the task at hand. Common equipment, such as cranes, forklifts and lift-assist devices often lack the flexibility needed to address the dynamic needs of a worksite. Larger equipment sizes and inflexibility in the range of tasks they can perform often do little to address some of the common issues faced by the labor force.

The Sarcos Solution

We design our robotic systems to augment human performance by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines to enhance human safety and productivity while addressing many of the labor market’s challenges mentioned above. We expect our products to benefit markets in which people perform physically demanding or hazardous tasks, such as aerospace, automotive, aviation, construction, defense, distribution and warehousing for ecommerce and other industries, industrial manufacturing, maritime, military and oil and gas. The technological advancements provided by our industrial highly-dexterous mobile robotic systems can have broad-ranging implications and benefits to workers and employers alike. Based on our testing and initial trials, we expect each unit to increase productivity across a variety of use cases, while significantly reducing the risk, and associated costs, of employee injuries.

Our technological innovations, coupled with significant improvements in the size, weight, power, performance and cost of components, have enabled us to advance the development of our robotic systems. We believe that our products sufficiently address the limitations historically faced by the robotics industry as discussed above to be commercially viable and expect to commence initial production of commercial units of the Guardian XO and Guardian XT by the end of 2022 for delivery to customers in early 2023. Our technological innovations include or will include:

•
Kinematic Equivalency. Our robotic systems are modeled after human movement and designed for a robot-to-human-body ratio with intuitive controls and integrated feedback.

•
Teleoperated. Our teleoperated units, the Guardian XT and Guardian GT, are expected to provide high fidelity force feedback to enable precision work through a platform-agnostic design for diverse environments.
•
Human-like Dexterity with Augmented Strength. We are designing our robotic systems to provide human-like ability to operate in dynamic, unstructured environments and augment humans with the strength, stamina, precision and speed of robotics.
•
Energetic Autonomy (untethered, battery-powered). We expect that our products will offer reduced power consumption via optimized power utilization.
•
Safety. Our robotic systems are being developed to include advanced controls and comprehensive system recovery to increase their safety.

We believe the primary drivers towards the adoption of our products include:

•
Increased productivity gained through increased strength and endurance, and reduced errors caused by worker fatigue.
•
Reduced costly occupational injuries, days missed and medical or legal expenses.
•
Ability to hire employees who would otherwise have been physically unable to perform the required tasks.
•
Potential to extend the number of years that aging workers can continue to perform physically demanding work.
•
Compatibility of objectives between employers and employees because our products are intended to empower, not replace, the labor force and enhance employee safety while reducing employer costs.
•
Limited production downtime as a result of fast implementation and changeovers.

Our Product Platforms

We expect to offer a range of robotic systems that draw on our intellectual property, years of expertise, and innovative core technologies.

Guardian XO

The Guardian XO is a full-body powered exoskeleton designed to augment user strength, endurance and precision without materially restricting freedom of movement. We expect that the Guardian XO will enable the user to safely lift a load of up to 200 lbs. with small effort in a wide range of use cases and industrial processes, significantly increasing a user's lift capability beyond the 35-40 lbs. typically recommended by OSHA. The unit’s advanced sensing and control system is designed to provide both responsiveness and fluidity of movement, making it user-friendly and intuitive to operate.

The Guardian XO is intended to enhance productivity, mitigate worker fatigue, reduce the risk of workplace injuries and democratize the labor force by augmenting the capabilities of individuals otherwise physically unable to perform the required tasks. We believe the Guardian XO has the potential to revolutionize the way work gets done in industry sectors such as aerospace, automotive, aviation, construction, defense, distribution and warehousing for ecommerce and other industries, industrial manufacturing, maritime, military and oil and gas. According to initial customer testing feedback, the Guardian XO can increase a worker’s productivity by three or more times.

We believe the following capabilities will be required for initial market acceptance of the Guardian XO, and we intend to include them in our initial commercial units:

•
Added Strength and Endurance. The exoskeleton is expected to carry a maximum load of up to 200 lbs., while offloading the unit’s weight and the weight of the load being carried. It is also designed to enable a smooth lifting motion by dynamically compensating for gravity and inertia for up to 100 lbs. per arm (or 50 lbs. per arm when lifting at full extension).
•
Battery-powered for Mobile Performance and Near-continuous Use. The Guardian XO will be powered by onboard hot-swappable batteries intended to provide near-continuous operation. Additionally, the XO Pod docking station is expected to facilitate battery charging, donning and doffing of the unit and data management.

•
Sensors and Advanced Control Systems for Enhanced Maneuverability and Mobility. Integrated sensors in the Guardian XO are expected to enable the unit’s advanced controls system to detect movement (position, force, angular rate, orientation, torque and speed) in milliseconds to eliminate perceived latency. Maneuverability and mobility are intended to be provided through gravity compensation, which will cause the robot to feel almost weightless to the user, and 24 motorized joints, or degrees of freedom, which will allow the user to move freely and naturally in unstructured environments. The Guardian XO is also expected to include a “hands-free” mode in which the user can lock the suit’s arms while carrying a heavy load and simultaneously complete dexterous tasks requiring human hands. Each unit will be equipped with a user-friendly control interface for user controls and diagnostics notification display.
•
Ergonomic, Safety-first Features for User Comfort and Injury Prevention. We are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices. In the event of a sudden power loss, redundant hardware and software are expected to enable “passive braking” to prevent user injury. In addition, the units are expected to include a highly responsive control system to enable the user to execute fall-prevention motions such as stumble-recovery. We anticipate that users will be able to don and doff units without assistance in less than 30 seconds, with additional provisions for sudden egress.

We expect the Guardian XO to have a six-year service life (which we expect will involve shorter periods at different customers over that six-year period as initial customers upgrade to newer versions), with refurbishment after three years in service. We expect to commence initial production of commercial units of the Guardian XO by the end of 2022 for delivery to customers in early 2023.

Guardian XT

The Guardian XT is designed to be a highly-dexterous teleoperated, mobile robotic system that performs intricate, and sometimes dangerous, tasks that require human-like dexterity. Based on the upper body of the Guardian XO, the Guardian XT is designed to be a one- or two-armed system that is platform-agnostic and attachable to various mobile bases. We expect that the two-armed Guardian XT system will be able to lift and manipulate up to 200 lbs. and accomplish precision tasks under various conditions, including at height.

The Guardian XT will be controlled via a wearable input device and a head-mounted display worn by the user to guide the robotic system’s arm movements in its workspace. Users will be able to control the unit by utilizing their natural movement, reflexes, instincts and judgment to perform complex and precise tasks in unstructured, often hazardous environments both indoors and outdoors, all while keeping the user at a safe distance.

The Guardian XT is designed to provide several efficiency benefits through its remote lifting and dexterous manipulation capabilities. For an at-height powerline maintenance task, for example, one of our potential customers concluded, based on their initial use of one of our early prototypes, that the Guardian XT has the ability to reduce the size of a crew by 50% and complete tasks 20% faster. In addition, the Guardian XT is able to mitigate hazardous work condition risks including falling from height and worker fatigue due to repetitive motion tasks at-height. We believe the Guardian XT will be capable of reducing both direct and indirect costs associated with at-height and other hazardous work, including insurance premiums, safety crew costs, hazard-pay and more.

We believe the following capabilities will be required for initial market acceptance of the Guardian XT and we intend to include them in our initial commercial units:

•
Tremendous Dexterity from a Distance. The Guardian XT’s teleoperation system is designed to provide force feedback and allow for the tremendous precision and control necessary to perform dexterous tasks and manipulate off-the-shelf and user-specified trade tools.
•
Base and Platform Agnostic. We expect the Guardian XT to be platform-agnostic and attach to various mobile or fixed bases, including wheeled or tracked vehicles such as boom lifts, scissor lifts and bucket trucks, to address construction, maintenance, installation, assembly and logistics needs.
•
Mixed Reality. The Guardian XT can move users out of harms' way by allowing the remote operation of the robotic system leveraging mixed reality technologies. The user can be safe inside or beside the Guardian XT by utilizing mixed reality systems integrated with the Guardian XT. In the future, this will also allow partners to have experts in remote locations provide training and teleoperations.

•
Task Specific Autonomy. Leveraging artificial intelligence, the Guardian XT will provide users with the ability to set autonomous tasks in undefined areas. This includes the ability to set an area where a task, such as painting, sandblasting or assembly, can be performed after being trained by the remote user.

The Guardian XT is expected to have a six-year service life (which we expect will involve shorter periods at different customers over that six-year period as initial customers upgrade to newer versions), with refurbishment after three years in service. We are also developing a variant of the Guardian XT for the U.S. military, the Guardian DX, for defense logistics and maintenance applications. We expect to commence initial production of commercial units of the Guardian XT by the end of 2022 for delivery to customers in early 2023.

Guardian GT

The Guardian GT is a custom product designed to be similar to the Guardian XT, but much larger in size. We expect it to be a teleoperated, force-multiplying robotic system that amplifies human strength and replicates human dexterity, while keeping the user at a safe distance. The robot’s highly-dexterous 7-foot long arms will have the ability to lift up to 500 lbs. each and mount on a variety of mobile bases, allowing the user to complete hazardous tasks such as decommissioning, public safety, disaster recovery, construction, ship building and maintenance and repair activities. We expect future development and production of the Guardian GT to be on a bespoke basis in collaboration with each customer desiring the product.

CYTAR

We have established our Cybernetic Training for Autonomous Robots, or CYTAR, program, with initial funding from the U.S. Airforce, to build on our existing Guardian XO and Guardian XT technology roadmap to develop trainable and semi-autonomous industrial highly-dexterous mobile robotic systems. Fueled by the belief that a “human-in-the-loop” approach delivers the optimal flexibility needed for complex tasks and dynamic environments in which robotic systems will need to interact, through our CYTAR program we intend to build upon our Guardian XO and Guardian XT technology using advances in artificial intelligence and machine learning as appropriate to allow users to effectively and rapidly teach robotic systems to perform complex tasks.

We expect the CYTAR platform to use inputs gathered from a human user wearing a kinematically equivalent controller to teach robotic systems to perform tasks in unstructured, dynamic and uncertain environments. These inputs will be used to generate machine learning control policies that can be replicated and repeated with variations in the complexity and duration of tasks. Additionally, the CYTAR program is expected to offer a fleet-accessible database of successful task completion strategies to scale teaching across numerous robotic systems saving time and resources.

While we have begun efforts to develop the CYTAR solution, it is in its early stages and we do not expect to produce commercial CYTAR products for the foreseeable future.

Guardian S

The Guardian S is a remote-controlled visual inspection and surveillance robotic system that can traverse challenging terrain and facilitate two-way, real-time video, voice and data communication. The man-portable robot is controlled via an easy-to-use, ruggedized tablet, helping keep the user at a safe distance. The system’s two-way communication facilitates video, sensor and still-image data capture by the Guardian S, allowing users to gain vital first-look and situational awareness data of the inspection target before a human-based inspection is required.

The Guardian S is small, lightweight and deployable in less than 2 minutes. The robotic system’s ability to traverse difficult terrain and climb ferromagnetic surfaces makes it ideally suited for commercial, industrial, public safety and defense applications.

We believe the following to be the key capabilities of the Guardian S:

•
Multi-Purpose Mobile IoT Platform. The Guardian S includes a built-in sensor module that gathers real-time information and has the flexibility to add task-specific sensors via its payload bracket. Additionally, the Guardian S is capable of transporting a 10-pound sensor payload while traversing a horizontal surface.
•
Two-Way, Real-Time Video, Voice and Data Communication. The Guardian S includes enhanced Wi-Fi and two-way radio connection between the user control unit and the robotic system. It also comes with built-in LTE capability (at 700 MHz operation) for cloud-based services. Audio and video are encrypted using 256-bit AES encryption.

•
All-Terrain, State-of-the-Art Visual Surveillance. The Guardian S is capable of traversing challenging terrain, including stairs, pipes, tanks, culverts, and vertical ferromagnetic surfaces, and is IP65-rated to be dustproof and water protected. The unit’s slim form factor enables access to confined spaces, beginning with seven inch diameter openings. The Guardian S provides high-resolution visual inspection enabled by six 4k cameras with digital zoom and autofocus, providing 360-degree video coverage with both daytime and nighttime vision. Surveillance capabilities last up to 12 hours of stationary surveillance time or a three-mile mobile inspection travel range.

The Guardian S robot was rolled out commercially in 2018 and is available today as a one-time upfront equipment purchase. It was the first robotic system to be commercialized by Sarcos and has been purchased by both industrial and defense customers. We do not expect the Guardian S to comprise a material part of our revenues after we release our commercial Guardian XO and Guardian XT products.

Market Opportunity

We expect to offer the Guardian XO and Guardian XT primarily through the RaaS subscription model, which we believe will promote customer adoption. We believe that our products will be well received by our potential customers, as well as the labor force and labor unions.

We believe the total addressable market, or TAM, for our robotic systems is large and mostly unpenetrated. We estimate that the TAM for our products was approximately $147 billion in 2020 and will grow to approximately $165 billion in 2026. Our TAM is driven by the total number of workers in the occupations we expect to be candidates for adoption of the Guardian XO and Guardian XT and assumes that one in ten workers would adopt a unit. Our assumptions regarding the number of workers in each occupation is based on data from the Bureau of Labor Statistics, or BLS, and our forecast assumes that the TAM would grow at the same rate as GDP, estimated to be 2% per year.

In addition, we believe that our serviceable obtainable market, or SOM, calculated to be initially 10% of our TAM, was $14.7 billion as of 2020 and will grow to $24.8 billion as of 2026, with the SOM as a percentage of TAM gradually increasing year by year to a 15% adoption rate as of 2026. Our SOM is estimated based on the expected technology adoption life cycle of our products. We assume that our initial customer base will be comprised of innovators and early adopters in the industries we are targeting. Following successful deployment with these early adopters, we believe that there will be many potential customers that are fast followers. We believe our estimated SOM is based on reasonable assumptions given our technology’s leadership position in the category of industrial highly-dexterous mobile robotic systems, the lack of competitive products in this new category and our interactions with leading industrial companies across a number of verticals. However, it is possible that these assumptions will prove incorrect, and, as a result, our SOM could be significantly less than our estimates or take longer to be realized. See Part I Item 1A Risk Factors - “Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.”

Growth Strategy

The key elements of our growth strategy include:

Continue to Develop our Robotic Systems

We will continue to develop our robotic systems, in particular in preparation for the commercial launch of the Guardian XO and Guardian XT. As mentioned above, we currently expect to commence initial production of commercial units of these products by the end of 2022 for delivery to customers in early 2023. However, such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. See Part I Item 1A Risk Factors - "Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023."

Continued Investment in Innovation

We will continue to invest significant resources in developing proprietary technologies across hardware, firmware, software and controls to commercialize our robotic systems. We expect our research and development activities to focus on areas such as kinematic equivalency, teleoperation, human-like dexterity with augmented strength, energetic autonomy and safety of robotic systems. We expect these efforts to continue to build our intellectual property portfolio and our design and engineering expertise as we work to achieve the product capabilities needed for effective commercialization.

Establish a RaaS Subscription Model to Accelerate Adoption of our Robotic Systems

We expect to offer our Guardian XO and Guardian XT primarily through a RaaS subscription model where customers pay a monthly subscription fee for the use of our robotic systems, as well as maintenance, servicing and software upgrades. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our robotic systems because it will lower the upfront costs of deployment for customers, shift customer capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions and make our products more accessible to customers of all sizes. Our RaaS subscription model will also allow us to generate recurring revenue which would improve our visibility into future results.

Capital Efficient Manufacturing

We intend to explore different options for manufacturing our products and select the most capital efficient manufacturing process, with a focus also on speed to market, quality and scalability. One available option is outsourced manufacturing by established third-party contract manufacturers. This approach would reduce our up-front capital investment and eliminate the recurring fixed costs and overhead that would be required for us to own and operate a manufacturing facility. Outsourced manufacturing would also allow us to focus on our core competencies while significantly reducing overall risk and give us the flexibility to quickly scale volumes up or down to match demand levels since we can leverage an established manufacturing operation and supply chain.

Another available option is in-house manufacturing of our products. Although this approach would require a more significant capital investment at the start, it would provide us with increased flexibility, such as the ability to react to changing conditions without regard to minimum order quantity requirements frequently imposed by contract manufacturers. In-house manufacturing may also allow for more flexibility in customizing our products when requested by customers and provide more direct control over quality, product costs and product supply and timing.

We may also elect to pursue a blend of contract and in-house manufacturing. We estimate that our new facility has the capacity to produce between 300 to 500 units per year.

Although we currently expect to favor an outsourced manufacturing model, we have not yet entered into an agreement with a third-party contract manufacturer and may ultimately determine that in-house manufacturing is the better alternative for our products.

Expand Target Markets

We are currently engaging with development partners in various industries in the United States, including aerospace, automotive, aviation, construction, defense, utilities, distribution and warehousing, industrial manufacturing, maritime, military and oil and gas. We believe working with these partners will allow us to accelerate our brand awareness within these and adjacent industries and provide complementary capabilities and differentiation that will attract new customers while helping us expand our customer base. Additionally, while our focus has been primarily on the U.S. domestic market, we aim to expand our presence in select non-U.S. markets, most likely focusing on areas such as South Korea, Japan and Western Europe, in the future through relationships with a network of distributors. We believe this diversified industry and geographic approach will allow us to identify new applications for our robotic platforms and provide us with customer feedback to assist our product development efforts while ensuring that we are addressing a broad range of markets.

Pursue Selective Strategic Acquisitions and Partnerships

We plan to pursue strategic acquisitions from time to time that we believe will be complementary to our existing business or otherwise increase the value proposition we deliver to our customers. For example, we may pursue acquisitions that we believe will help us add new or enhanced capabilities or technology, expand our product offering, accelerate customer growth, enter new markets or add talent and expertise to our organization.

We may also enter into strategic partnerships from time to time, including to combine our product offerings with those of our partners. For example, we may partner with companies whose products may serve as a mobile base for the Guardian XT and offer the combined unit as a standalone product. Among other benefits, these partnerships could reduce barriers to customer adoption and use of our products, allow us to leverage the partner’s existing sales and distribution channels or provide lead generation and conversion of additional potential customers for our other product offerings.

Competitive Strengths

Differentiated and Proprietary Technology

We believe our technology distinguishes us from others in the industrial robotics space because our technology seeks to augment, rather than replace, humans by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines. We are a pioneer in the robotic systems industry and benefit from lessons learned over more than 30 years and $300 million in research and development investment in our proprietary technologies, as well as our extensive patent portfolio. We believe that our innovations, including advances in energetic autonomy, kinematic equivalency and human like dexterity, together with advances in electronics, materials, motors and other components of our products, will enable us to produce machines that do not suffer from historical limitations and are intuitive to use and relatively quick and easy for setup and changeover. Worldwide, as of March 2022, we had approximately 172 patents and approximately 108 filed patent applications.

Early Mover Across Wide Range of Industries

We believe we are creating an entirely new category of industrial highly-dexterous mobile robotic systems that augment, rather than replace, humans. While developing our products in recent years we have engaged in frequent dialogue with leaders in the industries we expect to target, including through our Technical Advisory Group, which includes executive-level participants from various Fortune 500 companies. We believe our efforts and position as a pioneer in industrial highly-dexterous mobile robotic systems and our head-start in developing relationships with potential customers situate us well to further develop and expand our product portfolio to address a significant market opportunity and additional use cases.

Visionary and Experienced Management

We have a proven and experienced team with deep operational expertise in bringing emerging technologies to market. Our team is led by Ben Wolff, our Executive Chairman, and Kiva Allgood, our Chief Executive Officer. Mr. Wolff has led two publicly-traded companies and was co-founder and chief executive officer of Clearwire, a leading mobile communications company. Ms. Allgood has many years of executive-level, operational experience within global telecommunications and technology companies, including Ericsson and Qualcomm. Our engineering and design efforts are led by a highly experienced robotics team with hundreds of years of cumulative robotics experience, with many members of our engineering team working together for over 20 years. Members of our board of directors have extensive experience across a wide array of disciplines, including experience in many of the industries that we intend to serve and in the production and delivery of complex hardware and software solutions.

Strategic Collaborators

We collaborate with various companies, such as companies represented on our Technical Advisory Group, which is comprised of executives from more than a dozen Fortune 500 companies, including Delta Air Lines, GE, Microsoft, Schlumberger and The Boeing Company. Some of the companies represented are also investors in Sarcos. Our strategic engagement with high profile industry leaders provides valuable feedback that we believe will enhance our early mover advantage and product development efforts. We also expect that these relationships will provide enhanced credibility and customer conversion.

Competition

We believe we are developing a new category of industrial robotic systems that augment, rather than replace, humans. In many cases, our primary competition will be traditional modes of human labor, sometimes assisted with material handling products such as overhead cranes, forklifts, and pallet jacks. To overcome potential resistance to innovation and the adoption of new products and ways of working, we must demonstrate to customers the value proposition of our products, including increased productivity, reduced costly occupational injuries and a broadened pool of available employees by equalizing workers’ physical capabilities including older and less physically strong workers.

Additionally, our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment and unmanned robotic vehicles. We also view our competitive landscape to include companies who have different but unique product lines in the automation space, such as ABB Robotics, Siasun Robot & Automation, Teradyne and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation and Hexagon AB, which may not have a directly competing product today, but which could become competitors through diversification; these companies have existing customer relationships and channels, as well as significant financial and other resources, that could enable them to emerge as formidable competitors in the future.

The following is a breakdown of the competitive landscape by product area:

•
The Guardian XO competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Panasonic, Ekso Bionics, Ottobock, Lockheed Martin, SuitX and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.
•
The Guardian XT faces a varied competitive landscape that includes collaborative robotics companies, as well as automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.
•
The Guardian S mobile IoT platform competes with other ground-based unmanned vehicles offered by companies such as Eddyfi Technologies and Waygate Technologies; it also competes with aerial unmanned vehicle companies, like Flyability. Other notable adjacent market and other competitors include Gecko Robotics, Teledyne FLIR, ICM, RedZone Robotics, Clearpath Robotics and Easysight Technology.

These companies have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete with companies that develop artificial intelligence and industrial automation solutions, such as those offered by Hyundai-Boston Dynamics, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Neurala, Ready Robotics, Rethink Robotics and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments. See Part I Item 1A Risk Factors - “We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.”

We expect that we will compete on the following factors:

•
technological innovation;
•
product quality, reliability and safety;
•
product features and performance;
•
product pricing;
•
manufacturing efficiency and resources;
•
brand;
•
customer experience, including support; and
•
existing customer relationships.

We believe we do and will compete favorably on the basis of these factors; however, our potential competitors may have greater financial, technical, manufacturing and other resources than we have. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their industrial robotics programs. Additionally, our competitors may have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources, than we have. Furthermore, our competitors may decide to operate solely with a traditional sales model for robotic systems that may be viewed more favorably by potential customers. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the industrial robotics market may result in even more resources being concentrated in our competitors.

Customers and Partners

Our customers and development partners include some of the largest enterprises in our target markets (aerospace, automotive, aviation, construction, defense, distribution and warehousing, industrial manufacturing, maritime, military, and oil and gas), including Delta Air Lines, General Electric, Schlumberger, The Boeing Company and other Fortune 500 companies, as well as the U.S. Department of Defense. We also have significant engagement with small and medium-sized potential customers across the aerospace, automotive, construction, defense, manufacturing, oil and gas, power and utilities and warehouse and logistics markets.

With our core products, the Guardian XO and Guardian XT, still under development, we have no binding customer commitments for the commercial production version of these products. We have numerous ongoing discussions with prospective customers who have collectively expressed interest in thousands of units. However, these discussions may not result in binding orders or sales. Similarly, while we have current development contracts with the Department of Defense and other government entities covering both the Guardian XO and Guardian DX, these development contracts may not result in commercial orders or sales from these or other government entities.

Research and Development

Our research and development team is comprised of technology experts from fields including mechanical and electrical engineering, systems engineering, software/firmware/controls engineering, artificial intelligence and machine learning, finite element analysis, human factors and design and applications engineering. Our primary areas of focus in research and development include, for the Guardian XO, kinematic equivalency to provide human-like dexterity and enable intuitive use and energetic autonomy; and, for the Guardian XT, teleoperation and force feedback.

Our research and development efforts also include our DFX (design for excellence) work, including comprehensive design for manufacturing, design for cost and procurement, design for testing and design for assembly. These efforts are aimed at ensuring the manufacturability, serviceability and robustness of our products.

Our research and development expenses were $17.5 million and $14.1 million during 2021 and 2020, respectively, and are likely to grow in the future. Our customer first, collaborative approach is a cornerstone of our research and development processes.

Sales and Marketing

We currently sell our Guardian S through a hybrid model of direct sales and distribution channels. We expect to offer the Guardian XO and Guardian XT through a similar model. Currently, we focus our resources on companies represented on our Technical Advisory Group and other leading companies in key vertical markets. Due to their size and their potential opportunity and willingness to be early adopters, we believe these companies have the potential and ability to serve as referenceable customers and drive additional sales. We intend to continue to invest in our sales and marketing efforts as we approach commercial launch of the Guardian XO and Guardian XT.

We intend to pursue strategic relationships with systems integrators, companies with complementary technologies, software application providers, distributors and consulting firms to expand the channels in which our solutions are marketed. We believe working with these partners will accelerate our brand awareness within various industries and provide complementary capabilities and differentiation that will attract new customers while helping us expand our customer base.

We expect to operate a RaaS subscription model for the Guardian XO and the Guardian XT, which we believe will drive accelerated adoption following commercial launch. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our robotic systems because it will lower the upfront costs of deployment, shift capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions and make our products more accessible to customers of all sizes.

Manufacturing and Suppliers

We intend to explore different options for manufacturing our products and select the most capital efficient manufacturing process, with a focus also on speed to market and scalability. Although we currently expect to favor an outsourced manufacturing model, we have not yet entered into an agreement with a third-party contract manufacturer and may ultimately determine that in-house manufacturing is the better alternative for our products. See above discussion under “Growth Strategy - Capital Efficient Manufacturing.”

We maintain a diverse set of suppliers. However, as we scale production, we expect the identity and magnitude of our suppliers to change materially.

Government Regulation

We are subject to various U.S. federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations, including the requirements of the U.S. Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

We are also subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls might not be effective, exposing us to legal liabilities. Compliance with these laws has not significantly limited our sales but could significantly limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop or make it difficult or impossible to enter affected markets, which could have a material adverse effect on our business, financial condition or results of operations.

Our robotic platforms must comply with the rules of the Federal Communications Commission (FCC) with respect to: any radio frequency, or RF, spectrum utilized for such components as the remote control or teleoperation system; the power level and frequency of any RF energy emitted (intentionally or otherwise); and any conditions imposed by the FCC on the device certification(s) issued to us or to third parties for any modular transmitters installed in our products. Such rules require, among other things, specific consumer disclosures with respect to RF emissions and proper installation and operation of the device components and any modular transmitters in our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.

Intellectual Property

Our ability to create, obtain and maintain intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

We pursue patent protection at times when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings. Our patents and patent applications are focused primarily on robots and robotic systems, including wearable exoskeletons to enhance human operations, humanoid robots, teleoperated robots, mobile platform-based robotic arms, teleoperated robots, unmanned ground robots and end effectors. We also have patents and patent applications covering technology in the fields of counter-attack unmanned aerial vehicles (drones) for enemy drone neutralization, various micro-camera and other medical devices, augmented reality, sensors, valves, motors, actuators and others.

As of March 2022, we had approximately 79 issued U.S. patents and approximately 93 issued international patents, as well as approximately 108 patent applications filed in the United States or internationally.

Many of our issued patents have expired, with others set to expire on dates ranging from 2022 to 2039, exclusive of any patent term adjustment or patent term extension. We do not know whether all of our pending patent applications will result in issued patents, or whether the examination process will require a narrowing of claimed subject matter. Furthermore, in light of the highly active fields of technology in which we are involved, particularly the field of robotics, our patents and pending patent applications may not provide us with broad-level protection.

In an effort to protect our brand, we also pursue the registration of our domain names and various trademarks and service marks in the United States and in select international locations.

Legal Proceedings

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Human Capital

Our employees are critical to our success. As of December 31, 2021, we had approximately 160 full-time and part-time employees with the majority of our employees based in the Salt Lake City, Utah area. We also engage consultants and contractors to supplement our permanent workforce on an as-needed basis. A majority of our employees are involved in engineering, research and development and related functions. To date, we have not experienced any organized work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Facilities

We operate in a corporate and manufacturing facility in Salt Lake City, Utah consisting of approximately 60,000 square feet. The lease expires May of 2033 and has two options to extend the lease for a three-year period each. We believe that this facility, which includes office, development, testing and light manufacturing space, will adequately serve our current needs. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.

We incurred a net loss of $81.5 million for the year ended December 31, 2021 and a net loss of $20.9 million for the year ended December 31, 2020. We believe that we will continue to incur operating and net losses through 2023. Even if we are able to successfully develop our robotic systems and attract customers for commercial sales or RaaS subscriptions of our products, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems, which may not occur.

We expect that the rate at which we will incur losses will be significantly higher in future periods as we:

•
continue to design, develop, manufacture and commercialize our robotic systems;

•
continue to utilize and develop potential new relationships with third-party partners for supply, design to manufacturing and manufacturing;

•
expand our production capabilities, including costs associated with the potential outsourcing of the manufacturing of our robotic systems;

•
continue to build out our new leased facility in Salt Lake City, Utah;

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

•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and

•
increase our general and administrative functions and systems to support our growing operations and to operate as a public company.

Because we will incur costs and expenses from these efforts before we receive incremental revenues with respect thereto, we expect that our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in any additional revenues, which would further increase our losses.

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

•
hiring and training new personnel;

•
launching commercialization of our products;

•
forecasting production and revenue and implementing ERP systems;

•
entering into relationships with one or more third-party design for manufacturing partners and third-party manufacturers and/or expanding our internal manufacturing capabilities;

•
controlling expenses and investments in anticipation of expanded operations;

•
carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

•
expanding and enhancing internal information technology, safety and security systems;

•
establishing or expanding sales, customer service and maintenance and servicing facilities and organizations;

•
conducting demonstrations of robotic systems;

•
entering into agreements with suppliers and service providers; and

•
implementing and enhancing administrative infrastructure, systems and processes.

We intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Further, we have recently hired a significant number of new employees, including Kiva Allgood, our new CEO, in December 2021 and other senior employees. Integrating a large number of new employees in a short time can cause disruptions to processes, projects, culture, priorities and a company as a whole. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with a new CEO and a large number of new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information delivered to shareholders and others from time to time reflect estimates of future performance and are based on multiple financial, technical and operational assumptions, including timely hiring of additional skilled personnel, timing of commercial launch of our robotic systems, the level of demand for our robotic systems, the performance of our robotic systems, the utilization of the robot fleet, commercial interest in the RaaS subscription model and product pricing, the useable life of the robotic systems, cost of manufacturing, cost of components and availability of adequate supply, number of units that will need to be manufactured in each batch, the nature and length of the sales cycle, maintenance and servicing costs and the costs of refurbishing the robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Some of these risks, uncertainties and contingencies that could determine whether actual operating and financial results and business developments will be consistent with our expectations and assumptions include:

•
whether we can adequately address customer safety requirements;

•
whether we can obtain sufficient capital to sustain and grow our business;

•
our ability to manage our growth;

•
the contractual terms of agreements with customers, suppliers and manufacturing partners, and whether we can effectively manage and maintain relationships with these third-parties;

•
the availability and costs of components and materials;

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

•
customer requirements and preferences.

Unfavorable changes in any of these or other factors could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, prospects, financial condition and operating results.

Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.

While we expect to commence initial production of commercial units of our core products, the Guardian XO and the Guardian XT, by the end of 2022 for delivery to customers in early 2023, there are significant risks and challenges that could delay our continued development efforts and initial production of commercial units and therefore initial delivery to customers could be beyond early 2023, including:

•
The COVID-19 pandemic and general labor shortages of qualified applicants has affected and is likely to continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development and commercial launch timelines for our products.

•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of our core products or our ability to manufacture commercial quantities of our products, which delays could be compounded if components or units require redesign or reengineering.

•
Delays in the development of the Guardian XO and Guardian XT due to these challenges also affect discussions with third-party contract manufacturers, as such discussions are more complicated if the units and/or components are undergoing design changes and improvements. If we are unable to enter into definitive agreements or are only able to do so on terms that are less commercially favorable to us, our expected contract manufacturing costs could increase and/or we may need to develop our own manufacturing and production capabilities. The decision to manufacture units in-house would significantly increase our capital and operating expenditures and could significantly delay production of our robotic systems.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of initial production of commercial units and initial delivery to customers of the Guardian XO and Guardian XT are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events, such as the continuing effects of the COVID-19 pandemic and the current conflict between Russia and Ukraine, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Also, if ongoing product testing demonstrates that the units have not been designed or assembled to deliver the performance, reliability and/or safety that we expect, initial production of commercial units and therefore initial delivery to customers may be delayed as we work to address the deficiencies. Delays in the commercial launch of these products will result in a commensurate delay in revenues and profitability. For example, a delay in the commercial launch of the Guardian XO and Guardian XT to the end of 2023 would defer the revenue projected for 2023 to 2024. Any such delay in achieving projected revenues would materially and adversely affect our results of operations and financial condition, and any such delay in developing and commencing initial production of commercial units of products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems at a large scale, and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under “— Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. While we expect that we have sufficient capital to fund our currently planned operations for at least the next 12 months, it is possible that we will need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotic market, means we have limited to no historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the designing and testing of and launch our products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

If we cannot raise additional funds when we need or want them, our operations and prospects could be materially and adversely affected.

Our core products represent a new product category, and important assumptions about the market demand, pricing, adoption rates and sales cycle for our current and future products may be inaccurate.

Our industrial highly-dexterous mobile robotic systems, including our core products the Guardian XO and Guardian XT, are a new product category in markets that are currently dominated by conventional, manual systems and artificial intelligence and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with commercial customers to purchase our products or to enter into RaaS subscriptions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With our core products still under development, we have limited current customers and no pending orders for the upcoming commercial version of our core products, and expected customer trials and discussions may not result in binding orders or subscriptions.

We expect to commence initial production of commercial units of our core products, the Guardian XO and Guardian XT, at the end of 2022 for delivery to customers in early 2023. With these core products still under development, we have limited current customers and no binding customer commitments for the commercial version of our core products. At present, we have contracts for delivery of pre-production units with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of our Guardian XO and Guardian XT products. Although we have engaged in dialogue with potential customers about their interest in our core products, expected customer trials and discussions may not result in binding orders or sales. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may be longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of delivery and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding orders for our products or RaaS subscriptions, our business, prospects, financial condition and operating results would be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products are still under development and their benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems upon which our business prospects depend, and our products may not provide the expected benefits to customers. Our robotic systems may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems.

We may fail to attract or retain customers at sufficient rates or at all.

Our core products are still under development. We have very limited experience commercializing our products and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with commercial customers to purchase or enter into RaaS agreements with respect to our Guardian XO and Guardian XT products. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenues from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel our subscription for many reasons, including difficulties by employees in using the products, a perception that customers do not use the robotic systems sufficiently, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers, our business, prospects, financial condition and operating results will be materially and adversely affected.

Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market our products to customers, the purchase or subscription, adoption and the use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the units, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions and workplace injuries resulting from use of the products, among others. We will spend significant time and resources on beta units of our Guardian XO and Guardian XT for customer testing. If the employees of our customers resist adoption of our robotic systems, our business, prospects, financial condition and operating results will be materially and adversely affected.

Our RaaS subscription model has yet to be tested and may fail to gain commercial acceptance.

Our ability to derive revenue from our products depends on our ability to successfully market our products and develop a network of ongoing customers for our new RaaS revenue model. Investors should be aware of the difficulties normally encountered by a new business model, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. Customers may not perceive benefits to the RaaS subscription model.

Because we will continue to own units while they are used by our RaaS customers, we will be subject to risks associated with ongoing ownership of the units, including the risks of deterioration, damage or theft and higher maintenance and servicing costs. All of these could result in higher costs to us, and could lead to customer dissatisfaction. The likelihood of our success must be considered in light of these risks, expenses, complications and delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our RaaS business model will prove successful.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. We launched the Guardian S mobile IoT platform in 2018 and expect to commence initial production of commercial units of the Guardian XO exoskeleton and Guardian XT robotic system at the end of 2022 for delivery to customers in early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. See “—Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Such challenges may result in delay of the anticipated commercial launch of one or more of the products, which would adversely affect our financial and operating results. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume and revenues would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commercially launch the production version of our products, we will need to complete our development efforts. We will also likely need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to commence initial production of commercial units of our two core products by the end of 2022 for delivery to customers in early 2023: the Guardian XO, a full body powered exoskeleton, and the Guardian XT, a highly-dexterous teleoperated robotic system. Each of these products will require significant additional development efforts and expenses, and we may not be successful in commercializing or marketing such products at all or within the currently expected timeline.

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

•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and

•
demonstrate the productivity, efficacy and safety benefits of our products.

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units and commercial units. If we fail to adequately communicate to customers the improvements that are expected from one development stage to the next, or if customer feedback from one development stage is not adequately reflected in the next, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenues sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products, or to purchase or subscribe for competitors’ products. Even if we are able to successfully develop our products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation.

The benefits to customers of our products could be supplanted by artificial intelligence or industrial automation. Although we believe that by seeking to augment, rather than replace, humans for jobs that cannot be automated, our products will be superior to artificial intelligence and industrial automation products currently available, we cannot be sure that alternative technologies in the artificial intelligence or industrial automation industries will not match or exceed the benefits introduced by our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in artificial intelligence or industrial automation technology. While we plan to upgrade and adapt our robotic systems as we develop new technology, our robotic systems may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our units.

Design flaws, defects, glitches or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or user errors can result in product recalls, lower than expected return on investment for customers, harm to users and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system, unanticipated use of our robotic systems, user errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or that, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our products. In each case, we conducted thorough investigations to identify the cause or causes of each incident and, when appropriate, implemented changes to testing protocols or to the units to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Users of the Guardian XO will be wearing the unit while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the units, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service and warehouses for the Guardian XO, and hazardous environments and at heights for the Guardian XT, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design defects, glitches, malfunctions or connectivity issues between the central processing unit and the robotic system are discovered during or after the production of beta units and/or commercial products, we will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of commercial units may not occur and/or resume.

Although we are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices, these solutions are not incorporated into the alpha versions of the products and we may not be able to successfully incorporate sufficient redundancy or other safety features to avoid such injuries in the beta and/or commercial products.

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

Even if our products perform properly and are used as intended, if users sustain any injuries while operating our products, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. For example, we are developing the Guardian XT unit as an augmented or mixed reality-enabled highly-dexterous teleoperated robotic system to perform intricate and even dangerous tasks. We expect that users will control the unit at a distance by utilizing augmented reality teleoperation. While we expect to develop training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If users were to sustain injuries or cause damage to property while operating our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We have no experience maintaining or servicing our products at a large scale.

Under the RaaS subscription model, we will be responsible for maintenance and servicing of the units. However, we have no experience providing maintenance and servicing at a large scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance on our products, but we may not be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our robotic systems. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we would be required to provide such services directly, which would significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services. Delays in implementing a maintenance and servicing infrastructure may significantly delay new RaaS subscriptions due to smaller than expected maintenance and servicing capacity.

In addition, our service and maintenance arrangements may not adequately address the service and maintenance requirements of our customers to their satisfaction, and we and our servicing partners may not have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems we deliver increases. Even if we and our servicing partners have the sufficient resources and experience needed, we and our servicing partners still may not adequately service or maintain the units. If we are unable to, directly or through third-party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

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

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or we establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Our ability to develop and manufacture products of sufficient quality on schedule and on a large scale is unproven, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our robotic systems to a third-party manufacturing partner, which would reduce our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, such systems and components may not be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

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

•
hiring and retaining a sufficient number of qualified employees (we have historically been understaffed due to these challenges);

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

We may seek to enter into strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements. There is no guarantee that any of these partnerships or acquisitions would lead to any binding agreements or lasting or successful business relationships with third parties or that any of the other anticipated benefits will be achieved. If any of these relationships are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new relationships, any of which could materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic partners suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

We expect that strategic business relationships will be an important factor in the growth and success of our business. However, we may not be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

The success of our planned acquisition of RE2, Inc. is subject to numerous risks and uncertainties.

On March 28, 2022, we announced that we had entered into a definitive agreement to acquire RE2, Inc. We believe that RE2's business is complementary to ours, and that both RE2 and Sarcos will benefit from the combination of the two companies. Upon consummation of the acquisition of RE2, we will become subject to risks associated with RE2's business, many of which are the same risks that we currently face. Other risks include: risks associated with RE2's products and technology, integration risks, such as risks associated with combining two organizations and cultures in two different geographies, maintaining focus on business and product development objectives, maintaining customer and supplier relationships, integrating systems and maintaining IT security, allocating resources appropriately across product lines and retaining employees; and risks associated with whether we can achieve the expected benefits of the acquisition. If we are unable to effectively manage these and any other risks resulting from the planned combination, the value of our investment in RE2 may be adversely affected and the expected benefits of the planned acquisition may not be realized.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. Our Executive Chairman and Chief Legal Officer are married, and if one were to leave us, it is possible that the other would do so as well. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the robotics field than other major metropolitan areas. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Our management as a group has limited experience in operating a public company.

Although some members of our management have public company experience, our management team may not successfully or effectively manage its transition to operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our executive officers as a group have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We will need to recruit additional persons to join our management team in order to handle the increased demands of running a public company, but our efforts may not be successful. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by our management team to effectively and efficiently meet our obligations as a publicly-traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a public company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and Nasdaq. Our management and other personnel will be devoting a substantial amount of time to these compliance initiatives. We have expanded our employee base and we will need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. For example, we expect it will be more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to incur substantially higher costs to obtain appropriate coverage. We cannot accurately predict or estimate the amount or timing of the additional costs we may incur. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, financial condition and operating results.

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The ongoing COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions in our supply chain, as discussed in “—We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.” Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic may prove to be inadequate and we may be unable to continue our operations in the manner we had prior to the outbreak, and may endure interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, when the COVID-19 pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could continue to have a material adverse effect on our target markets and our business.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing or use of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase costs or make our business unviable if we are unable to modify our products to comply.

We may become subject to new or changing international, national, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our revenues and financial condition. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

We may experience significant delays in the design, development, production and launch of our robotic systems, which could harm our business, prospects, financial condition and operating results.

Our core products are still in the development and testing phase. Initial production of commercial units of the Guardian XO and Guardian XT is not expected to begin until the end of 2022, and may occur later or not at all and therefore initial delivery to customers could be beyond early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, design and development delays, difficulties relating to manufacturing of the units and other factors discussed under “—Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volume.

We intend to enter into contracts with one or more third-party manufacturers to produce our robotic systems. Our future third-party manufacturers may not be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems. Even if we and our third-party manufacturers are successful in developing high volume production capability and processes and reliably sourcing components, we may not be able to avoid significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meet our unit commercialization schedules or satisfy customer requirements.

If we are unable to enter into agreements with third-party manufacturers on acceptable terms, we will need to develop our own manufacturing and production capabilities, significantly increasing our capital expenditures and delaying production of our robotic systems. If this were to occur, we would need to raise or borrow additional money, which may not be available on terms acceptable to us or at all, and possibly change our product pricing expectations, which could adversely affect our margins and cash flows.

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

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. Our design of our products is significantly influenced by feedback from potential customers and reflect the needs they express. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We may not be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our proposed products and influenced their design ultimately decide to not enter into binding commitments or to adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

Our ability to control costs and liability is dependent on developing sufficient screening criteria for our RaaS customers.

Our ability to realize revenue and reduce liability related to our RaaS subscription model is heavily dependent on our ability to effectively screen customers for high-risk activities or environments that could result in higher costs for us. We have limited experience with our RaaS subscription model and may not be able to develop effective customer screening criteria. We may need to rely on third-party service providers to develop effective screening criteria, which will result in additional cost to us. Our screening criteria may also need to be adjusted over time to satisfy requirements under applicable law or from our insurers, lenders or other third-party service providers. We must balance the need to develop effective screening criteria with our need to attract new customers or market to different industry segments.

Our business and prospects depend significantly on our ability to build the Sarcos brand. We may not succeed in continuing to establish, maintain and strengthen the Sarcos brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Sarcos brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen the Sarcos brand may depend on the acceptance of our products by employees of our customers. To promote our brand, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by employees of our customers or labor unions. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.

We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support any future commercialization of our core products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source, for example, if we have developed custom components with a supply partner. If our third-party suppliers are unable to supply key components and materials in the required volumes or at acceptable prices, our sales, revenues and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and manufacturing units in excess of our demand due to minimum order quantity requirements or minimum price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in time to support our production needs, or at all, or at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering, as discussed under “—Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products and materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain include:

•
“Buy American” or other similar requirements that may be imposed on government contractors;

•
an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;

•
the ongoing effects of the COVID-19 pandemic;

•
geopolitical and economic events and conditions, such as inflation, labor shortages and war, as well as responses to such events and conditions (e.g., economic sanctions);

•
disruption in the supply of lithium-ion batteries due to quality issues or recalls or other factors;

•
disruption in global logistics, such as increased rates, constrained capacity and extended shipping delays; and

•
fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is dependent on the continued supply of lithium-ion battery cells. While we believe several sources of such cells are available, we have to date not finally sourced or validated a supplier for our commercial production and we may have limited flexibility in changing cell suppliers once contracted. Any disruption in the supply of battery cells from such suppliers could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased RaaS subscription offering or unit sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects, financial condition and operating results.

Our potential transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We intend to transition from a manufacturing model in which we primarily manufactured and assembled our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We are in discussions with third parties to provide contract manufacturing of our products; however, such discussions are more complicated because the Guardian XO and Guardian XT are still undergoing design changes and improvements. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may incur delays, lost revenue and increased costs.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, geopolitical events, work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary technologies, which could adversely affect our business.

Additionally, if any of our future third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer requirements, we could be required to recall the units or cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers.

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

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic systems and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although discussions are continuing with potential counterparties, such discussions are more complicated because the Guardian XO and Guardian XT are still undergoing design changes and improvements. We may not be able to contract with potential counterparties on commercially reasonable terms or at all, and we may need to use our own facilities for the initial production of commercial units of our core products. If we are unable to enter into such definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. We may not be able to partner with third parties on acceptable terms or at all or establish our own production capacity to meet our needs. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities at our own facilities, which may not be feasible, our capital and operating expenditures would significantly increase and production of our robotic systems would be significantly delayed. We may also need to raise or borrow additional money, which may not be available on acceptable terms or at all. Further, it may require us to change the anticipated pricing of our RaaS subscription offering, which could adversely affect our margins and cash flows. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building the Sarcos brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing the Guardian XO and Guardian XT), procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic systems, and we expect that the cost to repair and service our robotic systems will increase over time as our robotic systems age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems to meet projected performance metrics and identify and investigate new areas of demand and successfully market our robotic systems and RaaS subscription model, but also on our ability to sell, whether outright or through subscriptions, our robotic systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We and our suppliers and any manufacturing partners may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our suppliers and any manufacturing partners may rely on complex machinery for the production and assembly of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics (see - "Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.") and other calamities. Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup systems may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, as well as adversely affect our ability to provide services.

We currently target many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure binding commitments from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on our business, which could be material.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

The robotics industry is subject to rapid technological change, and we expect competition to increase in the future. Our robotics technology may be unable to keep up with changes in robotics technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as artificial intelligence, may materially and adversely affect our competitiveness in ways we do not currently anticipate. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment, and unmanned robotic vehicles. We also view our competitive landscape to include rivals who have different but unique product lines in the automation space, like ABB Robotics, Siasun Robot & Automation, Teradyne and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation and Hexagon AB, who may not have a directly competing product today, but could become competitors through inorganic growth; these companies have existing customer relationships and channels that could enable them to emerge as formidable threats in the future.

A breakdown of the competitive landscape by product area:

•
The Guardian XO competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist, and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Panasonic, Ekso Bionics, Ottobock, Lockheed Martin, SuitX and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.

•
The Guardian XT faces a varied competitive landscape that includes collaborative robotics companies, as well as automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.

•
The Guardian S competes with other ground-based unmanned vehicles offered by companies such as Eddyfi Technologies and Waygate Technologies; it also competes with aerial unmanned vehicle companies, like Flyability, in the oil and gas industry. Other notable adjacent market and other competitors include Gecko Robotics, Teledyne FLIR, ICM, RedZone Robotics, Clearpath Robotics, and Easysight Technology.

These companies have products that are commercially available and in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete with companies that develop artificial intelligence and industrial automation solutions, such as those offered by Hyundai-Boston Dynamics, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Neurala, Ready Robotics, Rethink Robotics and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be adversely affected.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the robotics market as a whole and, accordingly, our business.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic systems to new markets for the first time, as well as introduce our RaaS subscription model. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

Our Private Placement Warrants are accounted for as liabilities and changes in the value of these warrants could have a material effect on our GAAP financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we classify our Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. See Note 7 to our audited consolidated financial statements included in this Report for a discussion of our Warrants, including our Private Placement Warrants and Public Warrants.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Old Sarcos identified certain accounting errors related to its financial statements. As a result, Old Sarcos management concluded that a material weakness existed in its internal control over financial reporting related to the identification and review of technical issues associated with certain unique, unusual and nonstandard transactions within Old Sarcos’ equity process. As a result of this material weakness, Old Sarcos’ management concluded that its internal control over financial reporting was not effective as of December 31, 2020.

Following the issuance of the SEC Statement, on April 12, 2021, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). See “—Our Private Placement Warrants are accounted for as liabilities and the changes in value of these warrants could have a material effect on our financial results.” As part of such process, Rotor identified a material weakness in its internal control over financial reporting. As of December 31, 2021, management has determined that this material weakness has been remediated as the previously issued financial statements have been restated and the Company is now accounting for the Private Placement warrants in accordance with the SEC Statement.

As a result of the material weakness identified related to Old Sarcos’ discussed above we have determined that our internal control over financial reporting was not effective as of December 31, 2021, see Part II Item 9A Controls and Procedures.

To respond to the remaining material weakness and to mitigate the potential for any future material weaknesses, we plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Specifically, we have made an assessment of our accounting personnel and have strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls. In addition, we have engaged a third-party consulting firm that specializes in internal audit and control processes and procedures to assist us in developing and implementing controls to address the material weakness described above. While we anticipate that these actions will sufficiently address and remediate the material weakness, our remediation plan can only be accomplished over time and these initiatives may not ultimately have the intended effects.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, that could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could negatively affect the trading price of our Common Stock.

The measures we have taken and plan to take in the future may not remediate the material weakness identified, and additional material weaknesses or restatements of financial results may arise in the future due to failure to implement and maintain adequate control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair preparation and presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weaknesses discussed under “—Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking U.S. federal and state securities laws, contractual claims or other claims arising from the Restatement and previously identified material weaknesses in our internal control over financial reporting and the preparation of our financial statements.

If we fail to maintain effective systems of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

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

The current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See “— Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expect to continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or if we are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our securities could decline. While management has concluded that the previously identified Rotor material weakness has been remediated, the remaining material weakness is discussed under “— Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”, and we have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. See Part II Item 9A Controls and Procedures.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have a material and adverse effect on our business, prospects, financial condition and operating results.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $42.1 million and $16.9 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to have negative cash flow from operating and investing activities for at least the next 24 months as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our Guardian XO and Guardian XT products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes from the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, Research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $17.5 million and $14.1 million during 2021 and 2020, respectively, and our research and development expenses are likely to grow in the future. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

We are subject to evolving laws, regulations, standards, policies and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of national, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach or incident. Such mandatory disclosures are costly and could lead to negative publicity, penalties, fines, litigation and other proceedings or cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach or incident.

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

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European

Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to comply with such policies and other actual or asserted legal or contractual obligations relating to privacy, data protection or data security. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any actual or perceived inability to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach and other significant costs, penalties or liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. The ongoing COVID-19 pandemic has increased security risks due to personnel working remotely.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our units; and (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our units. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

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

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of us and our customers, collaborators and partners, our employees’ personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our units, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators or others or result in claims, regulatory investigations and proceedings and significant legal, regulatory and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. For purchases by the U.S. federal government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we or any third-party manufacturers may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer.

As a government contractor or subcontractor, we must comply with laws, regulations and contractual provisions relating to the formation, administration and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling our products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations of these laws, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws, including those of other countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third-parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, our employees, business partners, third-party intermediaries, representatives and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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

In addition, changes to our robotic systems, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our robotic systems and solutions or, in some cases, prevent the export or import of our robotic systems to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our robotic systems, as well as our decreased ability to export or market our robotic systems to potential customers. Any decreased use of our robotic systems or limitation on our ability to export or market our robotic systems would likely adversely affect our business, prospects, financial condition and operating results.

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline.

Risks Related to Our Technology and Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see “Business—Intellectual Property” in this Report.

Patent positions covering robotic systems and human-augmented robotic systems (e.g., wearable humanoid or exoskeleton robotic systems) inventions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

Litigation to establish or challenge the validity of patents, or to defend against or assert against others’ infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and may restrict our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs, and could divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable or adequate. In addition, U.S. patents and patent applications may be subject to interference or derivation proceedings, and U.S. patents may be subject to re-examination and inter partes or post grant review proceedings in the U.S. Patent and Trademark Office. Furthermore, our issued patents may be subject to claims of invalidity based on earlier filed patents or published applications not discovered in any patent searches or by the patent offices that carried out examination of the issued patents. Foreign patents may also be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable by entering into confidentiality and intellectual property assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants or service providers may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

We also have taken and continue to take precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

We also have made efforts to register and enforce our trademark rights. However, trademark law and the associated infringement analysis is complex, and, notwithstanding our efforts to develop and enforce our trademark portfolio, both outgoing and incoming claims of trademark infringement could lead to limitations, loss or impairment of those trademark rights or to expensive litigation to prosecute or defend our trademark rights against third-party infringers who may be better funded and have superior resources.

If we are unable to obtain or maintain adequate protection for our intellectual property, or if any protection is reduced or eliminated, competitors may be able to use our technologies, resulting in harm to our competitive position and our business.

We may not be able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining and defending patents and trademarks on each of our products and intellectual property in all countries throughout the world would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States and around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our products.

Companies operating in the robotics industry may face difficulty enforcing their patent and other intellectual property rights and may become subject to a substantial amount of litigation over these rights. In particular, our competitors in both the United States and abroad, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, have been issued patents and filed patent applications with respect to their products and processes and may apply for other patents in the future. The large number of patents, the rapid rate of new patent issuances and the complexities of the technology involved increase the risk of patent litigation.

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

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be forced to seek a license, which may not be available on commercially acceptable terms or at all. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Common Stock and Warrants

Resales of the shares of Common Stock issued in connection with the Business Combination could depress the market price of our Common Stock

Sales of a substantial number of shares of our Common Stock or Warrants could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock or Warrants.

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 77% of our Common Stock as of December 31, 2021, and are subject to two lock-up obligations. Pursuant to our Amended and Restated Bylaws (“Bylaws”), Old Sarcos Security Holders are subject to the following lock-up periods.

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

Common Stock held by former Old Sarcos Security Holders will be freely tradeable once their applicable lock-up periods expire and such shares are registered for resale under the Securities Act. Pursuant to a registration rights agreement entered into concurrently with the consummation of the Business Combination by and among our company, Rotor Sponsor LLC (the “Sponsor”) and certain Old Sarcos Security Holders, we agreed to register with the SEC the Common Stock held by such Old Sarcos Security Holders within 30 days following a request by a majority of the holders. The shares of Common Stock subject to the registration rights agreement were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.5% of our Common Stock as of December 31, 2021. The Rotor Restricted Stockholders are subject to certain transfer restrictions with respect to their converted Founder Shares.

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

PIPE Investors (as defined in Note 1 to our consolidated financial statements included in this Report) held approximately 15.4% of our Common Stock as of December 31, 2021. These shares are not subject to any lock-up or transfer restrictions, and pursuant to the subscription agreements entered into with our predecessor, we were obligated to file with the SEC a registration statement with respect to the resale of such Common Stock no later than 30 days following the consummation of the Business Combination. Shares of Common Stock purchased by the PIPE Investors were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

Since the Business Combination, the markets for our Common Stock and Warrants have been volatile and may not continue at all.

Since the Business Combination and the commencement of the trading of our Common Stock and Warrants on the Nasdaq Global Market, the prices of our Common Stock and Warrants have been volatile and may continue to fluctuate significantly due to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Additionally, an active trading market for our securities may not be sustained. If our Common Stock or Warrants become delisted from Nasdaq for any reason and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity of our Common Stock or Warrants may be more limited and the price of the securities may be lower than if we were quoted or listed on Nasdaq or another national securities exchange. If an active trading market for our securities is not sustained with sufficient trading volume, you may have limited or no ability to sell your securities.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, then the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock or Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Public Warrants would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the stock price or trading volume of the Common Stock and Public Warrants to decline.

There is no guarantee that the Public Warrants or Private Placement Warrants will ever be in the money, and they may expire worthless.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the Public Warrants may be redeemed, please see “Description of Securities—Warrants—Public Stockholders’ Warrants” in our prospectus filed with the SEC on October 21, 2021. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions.

Warrants will become exercisable for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have outstanding Public Warrants to purchase approximately 13,806,355 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,743,113 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they will not be redeemable by us subject to certain exceptions, (ii) they may be exercised by the holders on a cashless basis and (iii) they are subject to registration rights.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our Common Stock.

Our Second Amended and Restated Certificate of Incorporation (the “Charter”) and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following January 20, 2026, the fifth anniversary of Rotor’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and Public Warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile. We had total revenues during calendar year 2021 of approximately $5.1 million. If we continue to expand our business through acquisitions and/or grow revenues organically post-Business Combination, we may cease to be an emerging growth company prior to January 20, 2026.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate in a corporate and manufacturing facility in Salt Lake City, Utah consisting of approximately 60,000 square feet. The lease expires in May 2033 and has two options to extend the lease for three-year periods. We believe that this facility, which includes office, development, testing and light manufacturing space, will adequately serve our current needs. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are traded on The Nasdaq Stock Market under the symbols “STRC” and “STRCW,” respectively.

Holders

As of February 15, 2022, there were 117 stockholders of record of our Common Stock and 13 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our Common Stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11 of this Annual Report for the required information.

Recent Sales of Unregistered Securities

In addition to sales of unregistered securities as previously included in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC during the fiscal year ended December 31, 2021, the following list sets forth information regarding all unregistered securities sold by us during the quarterly period ended December 31, 2021:

•
On October 13, 2021, we issued and sold an aggregate of 130,283 shares of our Common Stock pursuant to the exercise of outstanding options to purchase shares of our Common Stock at exercise prices ranging from $0.02 to $0.43 per share pursuant to exercises of options granted under our 2015 Equity Incentive Plan.

The offers, sales and issuances of the securities described above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act in that such sales did not involve a public offering or under Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the registrant’s employees, consultants or directors and received the securities under our 2015 Equity Incentive Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part I Item 1A Risk Factors and elsewhere in this Annual Report. See also Part I Special Note Regarding Forward-Looking Statements in this Annual Report.

Overview

We are a technology leader for industrial highly-dexterous mobile robotic systems for use in dynamic environments. Our mission is to save lives and prevent injury while helping humans accomplish more than ever before. The robotic systems we are developing are designed to combine human intelligence, instinct, and judgment with the strength, endurance, and precision of machines. This technologically advanced line of products augments, rather than replaces, humans.

We plan to offer our Guardian XO and Guardian XT primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We currently do not have any RaaS subscription agreements.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

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
•
operate as a public company.

Business Combination

On September 24, 2021 (the “Closing Date”), we consummated a business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor Acquisition Corp. (“Rotor”), Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among the Company, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of the Company. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation.

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

We are currently experiencing disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and may in the future adversely affect, among other things, demand for our products, the ability to test and assess our robotic systems with our potential customers, our IT and other expenses, our ability to recruit and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition. The ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

We have also experienced, and may continue to experience, certain positive financial impacts on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. Additionally, we believe that the COVID-19 pandemic could also enhance customer interest in our Guardian products as a means to assist and protect the current labor force and that our products are well suited to the new working environment as a result of the pandemic.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, the effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods. Given the uncertainty, we cannot reasonably estimate the impact of the COVID-19 pandemic on our future results of operations, cash flows, or financial condition.

Recent Developments

Acquisition of RE2, Inc.

On March 28, 2022, we filed a current report on form 8-K and press release announcing that we had reached a definitive agreement to acquire RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces, and advanced autonomy capabilities for use in any environment. The aggregate consideration for the acquisition of RE2 will be approximately $100.0 million, subject to customary purchase price adjustments for cash, net working capital and indebtedness. The consideration for the acquisition of RE2 will be comprised of approximately $30.0 million in cash, which we expect to fund with cash on hand, and approximately $70.0 million in shares of our common stock. The number of shares of common stock to be issued in the acquisition of RE2 will be based on the volume weighted-average price per share over a 10-day trading period ending on the third business day prior to the closing and is subject to a collar, with a floor of $5.00 per share and a ceiling of $9.00 per share. The acquisition of RE2 is subject to certain customary and other closing conditions, and is expected to close during the second quarter of 2022. The results presented below are those of the Company alone and do not include any pro-forma results of RE2.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I Item 1A Risk Factors of this Annual Report on Form 10-K.

Development, Testing and Commercial Launch of the Guardian XO and Guardian XT products

We currently expect to derive revenue from the commercial launch of our Guardian XO and Guardian XT products, with initial production of commercial units beginning at the end of 2022 for delivery to customers in early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part I Item 1A Risk Factors “Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial and operating results.

Prior to commercialization, we must complete the development, testing and manufacturing requirements of these products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. Any delays in the successful completion of the commercialization of our Guardian XO and Guardian XT products will impact our ability to generate revenue, our profitability and our overall operating performance.

Customer Demand

Although our Guardian XO and Guardian XT units are not yet commercially available, we have received interest from potential customers that have tested or witnessed demonstrations of our prototypes and alpha units. However, because our robotic systems represent a new product category in markets that currently rely on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycle may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

We expect to offer our Guardian XO and Guardian XT primarily through a RaaS subscription model, which we believe will drive accelerated adoption of our product offerings following their commercial launch. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our robotic systems because it will lower the upfront costs of deployment, shift customers’ capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions and make our products more accessible to customers of all sizes. However, our RaaS subscription model is unproven and may fail to gain commercial acceptance. Going forward, we expect the volume of our committed RaaS contracts to be an important indicator of our future performance.

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

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 12, Segment Information, in the accompanying consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenues, net

We derive our revenue from two sources. First, we enter into research and development agreements primarily relating to the commercialization of our core products. Second, we sell our products and related parts and repair services. Research and development services revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Revenue from the sales of our products primarily includes sales of our Guardian S remote-controlled visual inspection and surveillance robotic system and our Guardian Heavy-Lift System (“HLS”).

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

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic platforms. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, we will recognize losses at the contract level in earnings in the period in which they are incurred.

Product Revenue

Product revenues relate to sales of our Guardian S and Guardian HLS products and certain miscellaneous parts, accessories and repair services. We provide a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Revenue on product sales is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Cost of Revenue

Our cost of revenue consists of direct and overhead expenses related to either the sale of our products or our research and development services related to Small Business Innovation Research (“SBIR”) contracts or subcontract support. Direct expenses include direct labor used in the production of a product or in our research and development services, benefits expense associated with direct labor and materials directly tied to our product sale or research and development services. Overhead expenses include allocable supervisory labor, benefits expense associated with supervisory labor, allocation of facilities expense including rent and utilities and allocation of IT labor support and equipment. Overhead expenses not allocated to cost of revenue are expensed across research and development, general and administrative and sales and marketing expenses, as applicable.

Research and Development

Research and development expenses are mainly comprised of costs from the continuing development and refinement of our existing robotic systems and the continuing research and development costs associated with our future products. These expenses include labor and related benefit expenses, materials and supplies used in our laboratories, patent expenses and related overhead expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

We expect research and development expenses to increase for the foreseeable future as we continue to develop and refine our existing products and further enhance our efforts on our future products, including the Guardian XO and Guardian XT and our CYTAR artificial intelligence platform.

General and Administrative

Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people success and other administrative teams, as well as certain executives. In addition, general and administrative expenses include outside legal, accounting and other professional fees, facilities and IT expense not allocated to other operating expense categories, and related overhead expense.

We expect to incur additional general and administrative expenses to support our growth and support the requirements of being a publicly-traded company. Excluding the impact of stock-based compensation expense, we expect that general and administrative expenses will increase substantially in absolute dollars in future periods. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Sales and Marketing

Our sales and marketing expenses arise from our activities relating to our efforts to market and sell our products and services. The expenses consist primarily of labor, benefits and employee-related costs, marketing programs and events, customer service, lead generation fees, product marketing expense, public relations fees and travel associated with sales generation and marketing support and related overhead expense.

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

Interest Income (Expense), net

Interest income consists primarily of interest received or earned on our cash balances. Portions of our cash resided in money market investments in U.S. Treasury securities at various points during the year. Interest expense is primarily due to interest paid on leased equipment used for our software platforms.

Gain on Forgiveness of Notes Payable

Gain on forgiveness of notes payable consists of gains recognized as a result of the forgiveness of our loans received under the Paycheck Protection Program (“PPP”).

Loss on Warrant Liability

Loss on warrant liability consists of the periodic change in fair value of the private placement warrants we assumed as part of the Business Combination.

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

Results of Operations

Comparison of the Year Ended December 31, 2021, and 2020

Revenue, net

The following table presents our revenue for the twelve months ended December 31, 2021 and 2020:

	Year Ended December 31,		2021 vs. 2020 Change
(In thousands)	2021	2020	Change	% Change
Research and Development Services	$3,584	$6,811	$(3,227)	(47)%
Product Revenue	1,491	2,002	(511)	(26)%
Revenue, net	$5,075	$8,813	$(3,738)	(42)%

Revenue decreased by $3.7 million, or 42%, from $8.8 million in the twelve months ended December 31, 2020, to $5.1 million in the twelve months ended December 31, 2021, as explained below.

Research and Development Services

Revenue derived from research and development services decreased by $3.2 million, or 47%, from $6.8 million for the twelve months ended December 31, 2020 to $3.6 million for the twelve months ended December 31, 2021. The decrease was a result of a net change in work efforts for various projects during the comparable periods and a decision to focus only on projects fully aligned with our product commercialization efforts. We expect future revenues from research and development services to fluctuate as we develop our products and narrow our focus to accepting only those development contracts that are fully aligned with our product commercialization efforts.

Product Revenue

Revenue derived from product sales decreased by $0.5 million, or 26%, from $2.0 million for the twelve months ended December 31, 2020 to $1.5 million for the twelve months ended December 31, 2021. The decrease in revenue derived from product sales was primarily related to lower sales of our Guardian S product during 2021 partially offset by higher sales of our Guardian HLS product during 2021.

Operating Expenses

The following table presents our operating expenses for the twelve months ended December 31, 2021 and 2020:

	Year Ended December 31,		2021 vs. 2020 Change
(In thousands)	2021	2020	Change	% Change
Operating expenses:
Cost of revenue	$3,867	$5,602	$(1,735)	(31)%
Research and development	17,516	14,117	3,399	24%
General and administrative	58,059	7,297	50,762	696%
Sales and marketing	6,624	2,796	3,828	137%
Total operating expenses	$86,066	$29,812	$56,254	189%

Cost of Revenue

Cost of revenue decreased by $1.7 million, or 31%, from $5.6 million for the twelve months ended December 31, 2020, to $3.9 million for the twelve months ended December 31, 2021, driven by a decrease in expense related to the use of direct labor and third-party contractors as a result of lower revenue during 2021. The decrease in cost of revenue was partially offset by an increase in material costs due to increased sales of our Guardian HLS product and increased applied overhead.

Research and Development

Research and development expenses increased by $3.4 million, or 24%, from $14.1 million for the twelve months ended December 31, 2020, to $17.5 million for the twelve months ended December 31, 2021. The increase was driven by labor and overhead expense as a result of additional headcount added during 2021 and increased third-party contractors and professional services expense. We expect our research and development expenses to grow in the future as we continue to develop and commercialize the Guardian XO and XT product lines.

General and Administrative

General and administrative expenses increased by $50.8 million, or 696%, from $7.3 million for the twelve months ended December 31, 2020, to $58.1 million for the twelve months ended December 31, 2021. The largest portion of the increase, $41.8 million, is related to stock-based compensation expense recognized mainly for RSA and RSU grants that either vested or began vesting upon the closing of the Business Combination. While most of the expenses relating to the Business Combination were treated as a reduction to paid-in capital, general and administrative expenses increased by $1.1 million due to certain professional fees that were not capitalized and were associated with the Business Combination and subsequent public company compliance. Additionally, general and administrative expense increased due to increased business insurance expense, patent and trademark filings expense, rent expense related to our new facility, and increased labor and recruiting expense from additional headcount.

Sales and Marketing

Sales and marketing expenses increased by $3.8 million, or 137%, from $2.8 million for the twelve months ended December 31, 2020, to $6.6 million for the twelve months ended December 31, 2021. This increase was driven by professional service fees from a third-party vendor utilized in data management of our products and services, from stock-based compensation expense for RSU grants that vested upon the closing of the Business Combination and from increased branding, public relations and marketing activities.

Other (Loss) Income

The following table presents other (loss) income for the twelve months ended December 31, 2021 and 2020:

	Year Ended December 31,		2021 vs. 2020 Change
(In thousands)	2021	2020	Change	% Change
Other (loss) income
Interest income (expense), net	$(34)	$40	$(74)	(185)%
Loss on warrant liability	(4,927)	—	(4,927)	*NM
Gain on forgiveness of notes payable	4,394	—	4,394	*NM
Other income, net	51	34	17	50%
Total other (loss) income	$(516)	$74	$(590)	(797)%

*NM - Not Meaningful

Other (loss) income decreased by $0.6 million for the twelve months ended December 31, 2021 as compared to the prior year, as a result of the $4.9 million in unrealized mark-to-market loss on warrants partially offset by a $4.4 million gain from the forgiveness of our PPP loans.

Liquidity and Capital Resources

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

As a result of the Business Combination, we obtained approximately $228.8 million in cash proceeds, net of fees and expenses related to the Business Combination, including $220.0 million from the PIPE Financing.

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of December 31, 2021, we had $217.1 million in cash and cash equivalents. We believe that our cash and cash equivalents on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to commercialize and deploy in the market our Guardian XO and Guardian XT products, our decision to outsource manufacturing of our robotic systems or develop high volume production manufacturing capabilities in-house, unanticipated supply chain delays, availability of required materials and components, the extent to which we use capital to support further infrastructure development and research and development efforts, additional capital expenditures required for existing and new facilities, the expansion of sales, marketing, service and maintenance efforts, and the development expenses related to designing and developing of new product capabilities.

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

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, acquisitions, or other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

As of December 31, 2021, our total minimum lease payments are $16.4 million, of which $1.4 million are due in the next 12 months. Additionally, as of December 31, 2021, we had unconditional purchase commitments of $36.0 million, of which none is due in the next twelve months. For detail regarding our lease obligations and unconditional purchase commitments refer to Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(42,103)	$(16,882)	$(25,221)	149%
Net cash used in investing activities	(4,688)	(950)	(3,738)	393%
Net cash provided by financing activities	230,241	42,301	187,940	444%
Net increase in cash and cash equivalents	$183,450	$24,469	$158,981	650%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the twelve months ended December 31, 2021, increased by $25.2 million to $42.1 million from $16.9 million during the same period in 2020. The increase to net cash used in operating activities was primarily attributable to a $60.6 million increase to net loss, partially offset by increases in stock-based compensation expense and other non-cash expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $6.1 million, driven mainly by increases in prepaid expenses, partially offset by increases in operating liabilities.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by $3.7 million and is primarily driven by expenditures for the tenant improvements made for our new facility.

Net Cash Provided by Financing Activities

Our overall cash provided by financing activities increased by $187.9 million. We received approximately $228.8 million, net of expenses and fees in cash proceeds from the Business Combination and PIPE Financing. In comparison Old Sarcos received $39.9 million during 2020 from its stock offering. In addition, Old Sarcos received $2.0 million in March 2021 from our second

PPP loan and received $2.4 million in April 2020 from our first PPP loan. In February 2021, we purchased the non-controlling interest in our subsidiary, ZeptoVision, Inc., for $0.2 million.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

Revenue Recognition

We recognize revenue from the sale of our robotic systems and from contractual arrangements to perform research and development services that are fully funded by our customers. We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue from research and development services is recognized over time as products and services are provided. For fixed priced contracts we measure progress toward satisfaction of performance obligations using costs incurred to date relative to total estimated costs (“cost-to-cost”). Research and development contracts may last multiple years and estimation of the total transaction price and expected cost requires management’s judgment. Based on the nature of the Company’s research and development contracts, the work to be performed is often complex and may involve new processes, procedures, and tasks which creates uncertainty in estimating contract costs. All estimates impacting revenue recognition, including estimates of total expected costs, or Estimates at Completion (“EACs”), are reviewed on a periodic basis, at least quarterly.

For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Stock-Based Compensation

We use the fair value approach to account for stock-based compensation in accordance with current accounting guidance and recognize stock-based compensation expenses over the period the recipient is required to provide service in exchange for the award. The Black-Scholes option pricing model is used to estimate the fair value of stock options, which requires the use of a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The fair value of restricted stock grants is based on the closing market price of our stock on the date of grant less the expected dividend yield. For awards with market based vesting conditions, we estimate the grant date fair value using a Monte-Carlo simulation model or other similar valuation model. These models require the use of assumptions such as the risk-free rate, expected volatility, expected dividends and the correlation coefficient. As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sarcos Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sarcos Technology and Robotics Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah

March 29, 2022

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2021	December 31, 2020
		(Notes 1 & 5)
Assets
Current assets:
Cash and cash equivalents	$217,114	$33,664
Accounts receivable	788	1,051
Unbilled receivables	221	219
Inventories, net	1,006	707
Prepaid expenses and other current assets	9,202	693
Total current assets	228,331	36,334
Property and equipment, net	7,051	1,425
Other non-current assets	441	292
Total assets	$235,823	$38,051
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,681	$972
Accrued liabilities	4,480	1,255
Notes payable, current	—	1,328
Total current liabilities	6,161	3,555
Notes payable, net of current	—	1,066
Warrant liabilities	13,701	—
Other non-current liabilities	1,999	526
Total liabilities	21,861	5,147
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 and 133,312,415 shares authorized as of December 31, 2021, and December 31, 2020; 137,722,658 and 104,039,354 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	14	10
Additional paid-in capital	359,439	96,880
Accumulated deficit	(145,491)	(63,983)
Total Sarcos Technology and Robotics Corporation stockholders’ equity	213,962	32,907
Noncontrolling interests	—	(3)
Total stockholders’ equity	213,962	32,904
Total liabilities and stockholders’ equity	$235,823	$38,051

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue, net	$5,075	$8,813
Operating expenses:
Cost of revenue	3,867	5,602
Research and development	17,516	14,117
General and administrative	58,059	7,297
Sales and marketing	6,624	2,796
Total operating expenses	86,066	29,812
Loss from operations	(80,991)	(20,999)
Interest (expense) income, net	(34)	40
Loss on warrant liability	(4,927)	—
Gain on forgiveness of notes payable	4,394	—
Other income, net	51	34
Loss before provision for income taxes	(81,507)	(20,925)
Provision for income taxes	(1)	(1)
Net loss and comprehensive loss	(81,508)	(20,926)
Net loss attributable to common stockholders	$(81,508)	$(20,926)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.72)	$(0.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	113,184,357	100,114,664

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,508)	$(20,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,118	2,291
Depreciation	531	458
Change in fair value of warrant liability	4,927	—
Gain on forgiveness of notes payable	(4,394)	—
Changes in operating assets and liabilities
Accounts receivable	263	(135)
Unbilled receivable	(2)	649
Inventories	(299)	441
Prepaid expenses and other current assets	(8,082)	(144)
Other non-current assets	(148)	(163)
Accounts payable	244	(320)
Accrued liabilities	2,646	592
Deferred revenue	(27)	(143)
Deferred rent	1,004	—
Other non-current liabilities	(376)	518
Net cash used in operating activities	(42,103)	(16,882)
Cash flows from investing activities:
Purchases of property and equipment	(4,688)	(950)
Net cash used in investing activities	(4,688)	(950)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	39,867
Proceeds from notes payable	2,000	2,394
Proceeds from exercise of stock options	26	124
Acquisition of common stock for tax withholding obligations	(284)	—
Purchase of non-controlling interest	(200)	—
Payment of obligations under capital leases	(89)	(84)
Proceeds from PIPE	220,000	—
Proceeds from Merger	25,359	—
Payments for transaction costs	(16,571)	—
Net cash provided by financing activities	230,241	42,301
Net increase in cash, cash equivalents	183,450	24,469
Cash, cash equivalents at beginning of period	33,664	9,195
Cash, cash equivalents at end of period	$217,114	$33,664
Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$1
Cash paid for income taxes	$2	$1
Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock warrants	$—	$1,220
Purchases of property and equipment included in accounts payable at period-end	$605	$28
Purchase of property and equipment under capital leases	$—	$303
Vesting of founder shares subject to repurchase	$—	$75
Leasehold improvements paid by lessor	$988	$—
Unpaid transaction costs	$148	$—
Assumption of warrant liabilities	$8,774	$—

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock				Common Stock				Additional			Total
	Series A		Series B		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2019	5,421,446	$5	3,158,338	$3	109,536	$—	7,250,001	$7	$54,518	$(43,057)	$(3)	$11,473
Retroactive application of reverse recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	81,646,769	8	(7,250,001)	(7)	7	—	—	—
Balance, December 31, 2019, as adjusted	—	—	—	—	81,756,305	8	—	—	54,525	(43,057)	(3)	11,473
Vesting of founder shares subject to repurchase	—	—	—	—	3,846,917	—	—	—	75	—	—	75
Issuance of common stock, net of issuance cost	—	—	—	—	18,117,573	2	—	—	38,645	—	—	38,647
Issuance of common stock warrants	—	—	—	—	—	—	—	—	1,220	—	—	1,220
Stock-based compensation	—	—	—	—	—	—	—	—	2,291	—	—	2,291
Exercise of stock options	—	—	—	—	318,559	—	—	—	124	—	—	124
Net loss	—	—	—	—	—	—	—	—	—	(20,926)	—	(20,926)
Balance at December 31, 2020	—	—	—	—	104,039,354	10	—	—	96,880	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(203)	—	3	(200)
Cashless exercise of common stock and warrants	—	—	—	—	999,185	—	—	—	—	—	—	—
Issuance of common stock upon Merger, net of transaction costs	—	—	—	—	10,525,990	1	—	—	(95)	—	—	(94)
Issuance of PIPE shares	—	—	—	—	22,000,000	2	—	—	219,998	—	—	220,000
Shares withheld on vesting of restricted stock	—	—	—	—	—	—	—	—	(284)			(284)
Stock-based compensation	—	—	—	—	—	—	—	—	43,118	—	—	43,118
Exercise of stock options	—	—	—	—	158,129	1	—	—	25	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	(81,508)	—	(81,508)
Balance at December 31, 2021	—	$—	—	$—	137,722,658	$14	—	$—	$359,439	$(145,491)	$—	$213,962

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”) formerly known as Rotor Acquisition Corp. (“Rotor”), designs and produces highly-dexterous mobile robotic systems for use in dynamic environments.

Business Combination

On September 24, 2021 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor Acquisition Corp. (“Rotor”), Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among the Company, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of the Company. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation.

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
•
All outstanding options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) of Old Sarcos, whether vested or unvested, were assumed by the Company and converted into options, RSUs and RSAs of the Company;

In addition, each holder of Old Sarcos capital stock (including any Old Sarcos RSAs) was entitled to a right to Contingent Merger Consideration at the Closing Date in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock.

On the Closing Date, certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 22,000,000 shares (the “PIPE Shares”) of Common Stock at a price of $10.00 per share, for an aggregate purchase price of $220.0 million (the “PIPE Financing”), in a private placement pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of April 5, 2021.

On September 27, 2021, the Common Stock and warrants of Sarcos Technology and Robotics Corporation (formerly those of Rotor Acquisition Corp.), ceased trading on the New York Stock Exchange and began trading on The Nasdaq Global Market (“Nasdaq”) as “STRC” and “STRCW”, respectively.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation. The Company’s fiscal year begins on January 1 and ends on December 31.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Modifications continue to be made to the Company’s normal operations because of the COVID-19 pandemic and the Company continues to monitor its operations and government recommendations. Travel restrictions and capacity limits at customer locations imposed in response to the COVID-19 pandemic continue to cause delays in the assessment and deployment of the Company’s products. Although it is widely expected that the impact of the pandemic will subside over time, the Company cannot predict the future extent or duration of the impact that the COVID-19 pandemic will have on its financial condition and operations. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s operations and financial results may be adversely affected.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve contract revenue recognized based on estimates of total contract costs and cost to complete uncompleted contracts, estimates of potential losses on uncompleted contracts, impairment evaluation of contract assets and property and equipment, useful lives of property and equipment, valuation allowance for net deferred income taxes and valuation of the Company’s stock-based compensation and warrants. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Liquidity and Capital Resources

Cash and cash equivalents were $217.1 million as of December 31, 2021, compared to $33.7 million as of December 31, 2020. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2021, the Company also had an accumulated deficit of approximately $145.5 million and working capital of $222.2 million.

These financial statements have been prepared in accordance with GAAP and this basis assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity are cash generated by equity offerings and debt. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and market acceptance of the Company’s products.

On September 24, 2021, the Company completed the Business Combination and raised net cash proceeds of $228.8 million, net of transaction costs. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable and unbilled receivables. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company has not experienced any losses relating to its cash equivalents.

The Company’s accounts receivable and unbilled receivables are derived from customers located in the United States. The Company performs periodic credit evaluations of its customers. The Company does not require collateral.

Accounts receivable

As of December 31, 2021, one of our customers accounted for more than 10% of the Company’s accounts receivable, which in total represented 81% of the accounts receivable as of the end of the year. As of December 31, 2020, five customers each accounted for more than 10% of the Company’s accounts receivable, which in total represented 97% of the accounts receivable as of the end of the year.

Revenue

Five and three customers accounted for more than 10% of the Company’s revenue for each of the years ended December 31, 2021 and 2020, respectively. These concentrations accounted for 87% and 64% of revenue for the years ended December 31, 2021 and 2020, respectively. The total amount of revenue for each such customer was as follows:

(In thousands)	2021	2020
Customer A	$1,685	$2,222
Customer B	630	2,156
Customer C	*NM	1,066
Customer D	928	*NM
Customer E	602	*NM
Customer F	555	*NM

*NM - Not meaningful as the customer’s related revenue was less than 10% of the Company’s revenue for the respective year.

Cash and Cash Equivalents

The Company considers cash as deposits held in bank accounts and undeposited funds. All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company’s cash equivalents may be comprised of money market funds, certificates of deposit of major financial institutions and U.S. Treasury bills.

Accounts Receivable

Receivables are recorded at the amount the Company expects to collect. Management determines the need for an allowance for doubtful receivables using a specific identification method after taking into account all of its remedies for collection. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously written off are recorded when payment is received as other income. Management determined no allowance for doubtful receivables was necessary as of December 31, 2021 and 2020. Receivables are comprised of amounts invoiced for completed contracts and contracts in progress. As of December 31, 2021 and 2020, no amounts have been written off or provided for recoverability.

Inventories

Inventories primarily consist of raw materials, work-in-process and finished goods. Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed on the first-in, first-out basis and include material, labor and manufacturing overhead. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balance by evaluating inventory against forecasted revenue and production requirements.

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives by asset classification are generally as follows:

Useful life
Robotics and manufacturing equipment	1 – 10 years
Computer equipment	3 – 5 years
Software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the useful life or the remaining term of the lease

Expenditures for maintenance and repairs are expensed when incurred and betterments that extend the useful lives of property and equipment are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated, and any gain or loss is reflected in the statements of operations.

Impairment of Property and Equipment

The Company evaluates on an annual basis its property and equipment for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. No impairment loss was recognized during the years ended December 31, 2021 and 2020.

Revenue Recognition

The Company recognizes revenue from the sale of its products and from the delivery of goods and services arising out of its contractual arrangements to provide research and development services that are fully funded by the customer. The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:

1) Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights and obligations regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Contract modifications may include changes in scope of work, and/or the period of completion of the project. The Company analyzes contract modifications to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

2) Identify the performance obligations in the contract: The Company enters into contracts that can include combinations of products and services, which are either capable of being distinct and accounted for as separate performance obligations or as one performance obligation if the majority of tasks and services form a single project or capability. However, determining whether products or services are considered distinct performance obligations that should be accounted for separately may require significant judgment.

3) Determine the transaction price: The transaction price is determined based on the consideration to which the Company will be entitled to in exchange for transferring goods or services to the customer. Such amounts are typically stated in the customer contract. However, to the extent that the Company identifies variable consideration, the Company will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

4) Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount we would sell the good(s) or service(s) to a customer on a standalone basis. For the government contracts, the Company uses expected cost plus a margin as standalone selling price. Because our contract pricing with the government customer is based on expected cost plus margin the standalone selling price of the good(s) or service(s) in our contracts with the government customer are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

5) Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. For performance obligations satisfied over time, revenue is recognized as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are recorded at the time of product shipment to the customer and are included within revenue.

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

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic platforms. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent the Company’s actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. The Company will recognize losses at the contract level in earnings in the period in which they are incurred.

Product Revenue

Product revenues relate to sales of the Company’s Guardian S and Guardian HLS products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Revenue on product sales is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Research and Development Services and Product Revenue were as follows:

	December 31,
(In thousands)	2021	2020
Research and Development Services	$3,584	$6,811
Product Revenue	1,491	2,002
Revenue, net	$5,075	$8,813

Contract Balances

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, contract assets, and deferred revenue in the Company’s consolidated balance sheets.

Cash funds received in excess of revenues recognized that is contingent upon the satisfaction of performance obligations is accounted for as deferred revenue.

Contract assets include unbilled amounts resulting from contracts in which revenue is recognized over time, revenue recognized exceeds the amount billed, and right to payment is not only subject to the passage of time and further performance.

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenues are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Opening Balance as of December 31, 2019	$916	$868	$195	$110	$200
Increase/(decrease), net	135	(649)	(102)	(17)	(143)
Ending Balance as of December 31, 2020	1,051	219	93	93	57
Increase/(decrease), net	(263)	2	1	(57)	(27)
Ending Balance as of December 31, 2021	$788	$221	$94	$36	$30

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets, and accrued liabilities, respectively. For the deferred revenue balance, during the years ended December 31, 2021 and 2020, the Company recognized revenue of $0.1 million and $0.2 million, respectively, in the consolidated statements of operations and comprehensive loss.

Remaining performance obligations

As of December 31, 2021, the Company had backlog, or revenue related to remaining performance obligations, of $1.8 million. We expect that all of this backlog will be recognized in 2022.

Research and Development Costs

Research and development expenses consist of costs incurred for experimentation, design, and testing that are expensed as incurred.

Sales and Marketing Costs

The Company expenses advertising costs as incurred. Marketing costs include product demonstration, customer service, lead generation, public relations, market research and internal labor in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company calculates the fair value of all stock-based awards, including stock options and restricted stock awards on the date of grant. The Company values stock options using the Black-Scholes option-pricing model, which requires the use of a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. The Company records forfeitures as they occur.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. Deferred income taxes represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis, to ascertain whether it is more likely than not that deferred tax assets will be realized. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 regarding Accounting Standards Codification (“ASC”) 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The amendments require a modified retrospective approach with optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their consolidated financial statements in the year of adoption. In June 2020, the FASB Issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities (“ASU 2020-05”). The update defers the initial effective date of ASU 2016-02 by one year for private companies and private non-for-profits. For these entities, the effective date is for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will present the impact of the new guidance in its annual statements as of December 31, 2022 and its interim statements thereafter. The Company is currently in the process of evaluating the impact adopting ASC 842 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2023, with early application permitted. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition and financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles and to simplify areas such as franchise taxes, step up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU is effective for the Company beginning January 1, 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities, namely its warrant liabilities and cash equivalents, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Warrant liability	$—	$—	$13,701	$13,701
Total liabilities	$—	$—	$13,701	$13,701

	As of December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$31,726	$—	$—	$31,726
Total assets	$31,726	$—	$—	$31,726

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. There were no transfers between fair value measurements levels during the years ended December 31, 2021 and 2020.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrants for the year ended December 31, 2021:

(In thousands)
Balance at December 31, 2020	$—
Initial recognition of warrants	8,774
Increase in fair value of warrants	4,927
Balance at December 31, 2021	$13,701

The carrying amounts of accounts payable, accrued expenses and notes payable approximate their fair values because of the relatively short periods until they mature or are required to be settled.

3. Balance Sheet Components

Inventories, net

Inventories, net consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Raw materials	$458	$516
Work-in-process	41	100
Finished goods, net	507	91
Total inventories	$1,006	$707

The Company had inventory reserves of $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Prepaid insurance	$4,786	$34
Software	4,144	287
Other prepaid expense	171	279
Other assets	101	93
Total prepaid expenses and other current assets	$9,202	$693

Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Robotics and manufacturing equipment	$876	$659
Leasehold improvements	3,890	154
Computer equipment	1,270	568
Capital leased computer equipment	271	386
Software	355	359
Other fixed assets	753	147
Construction in progress	872	141
Property and equipment, gross	8,287	2,414
Accumulated depreciation and amortization	(1,236)	(989)
Property and equipment, net	$7,051	$1,425

Depreciation expenses were $0.5 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. Amortization of assets under capital leases is included as part of depreciation expense.

Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Payroll and related costs	$2,511	$934
Consulting and professional services	406	125
Legal accrual	520	—
Other current liabilities	1,043	196
Total accrued liabilities	$4,480	$1,255

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Payroll and related costs	$—	$286
Capital leases and other	7	240
Deferred rent	1,992	—
Total other non-current liabilities	$1,999	$526

4. Notes Payable

Paycheck Protection Program Loan

Old Sarcos received two unsecured loans under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The first loan, with a principal amount of $2.4 million, was received in April 2020, and the second loan, with a principal amount of $2.0 million, was received in March 2021. These PPP loans had an interest rate of 1.00% per year. The first PPP loan of $2.4 million was forgiven during June 2021, and the second PPP loan of $2.0 million was forgiven during November 2021. The forgiveness of these PPP loans resulted in gains of $4.4 million during the year ended December 31, 2021, which were recorded as gain on forgiveness of notes payable within the consolidated statements of operations and comprehensive loss.

Notes payable consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
First PPP loan	$—	$2,394
Total Notes payable	—	2,394
Less: Notes payable, current portion	—	1,328
Notes payable, net of current portion	$—	$1,066

5. Reverse Recapitalization

Pursuant to ASC 805, Business Combinations, the Business Combination was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old Sarcos was deemed the accounting acquirer (and legal acquiree) and Rotor was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Merger are those of Old Sarcos. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio.

Earn-Out Shares

Each holder of Old Sarcos capital stock (including any Old Sarcos RSAs) is entitled to a right to Contingent Merger Consideration in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock. The earn-outs will become payable as follows:

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

The Earn-Out Shares issuable to holders of Old Sarcos capital stock are accounted for as equity-linked instruments and recorded in additional paid-in capital, and the Earn-Out Shares issuable to holders of Old Sarcos capital stock subject to restricted stock awards are accounted for as share-based compensation. The earn-out shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s consolidated balance sheets.

Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $228.8 million. The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the year ended December 31, 2021:

(In thousands)	Recapitalization
Cash proceeds from Rotor, net of redemptions and transaction expenses	$25,359
Cash proceeds from PIPE Financing	220,000
Less: Cash payment of transaction expenses - Sarcos	(16,571)
Net Cash proceeds from Merger and PIPE financing	228,788
Less: Warrant liabilities assumed	(8,774)
Less: Other non-cash net assets assumed	40
Less: Unpaid and previously expensed Merger transaction costs	(148)
Net contributions from recapitalization	$219,906

Immediately following closing of the Merger, the Company had 137,589,275 shares issued and outstanding of Common Stock. The following table present the number of shares of the Company’s Common Stock outstanding immediately following the consummation of the Merger:

Number of Shares
Rotor Class A Common Stock, outstanding prior to Merger	27,600,000
Rotor Class B Common Stock, outstanding prior to Merger	6,405,960
Class A common stock issued to PIPE Investors	22,000,000
Less: redemption of Rotor Common Stock	(23,479,970)
Total shares from Merger and PIPE financing	32,525,990
Recapitalization of Old Sarcos common stock into Class A common stock[1]	105,063,285
Total shares of Common Stock immediately after the Effective Time	137,589,275

1 The number of Old Sarcos shares was determined from the 21,483,286 shares of Old Sarcos Common Stock warrants, Common Stock and preferred stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the Common and Preferred Stock redeemed, converted at the Exchange Ratio of 5.129222424. This excludes a restricted stock award for 5,129,222 shares that was unvested as of the date of the Merger. All fractional shares were rounded down.

In connection with the Merger, the Company incurred direct and incremental costs of approximately $32.9 million related to legal, accounting and other professional fees, which were deducted from the Company’s additional paid-in capital as a reduction of cash proceeds rather than expensed as incurred and $1.1 million of transaction costs that were recorded to operating expenses within the consolidated statements of operations and comprehensive loss.

6. Equity

Common Stock

On September 27, 2021, the Company’s Common Stock and Warrants began trading on the Nasdaq Global Market under the ticker symbols “STRC” and “STRCW”, respectively.

As of December 31, 2021, the Company had authorized a total of 990,000,000 shares for issuance as Common Stock. As of December 31, 2021, 137,722,658 shares of Common Stock were issued and outstanding.

In September 2016, the founders of Old Sarcos granted Old Sarcos a purchase right for 4,000,000 shares of Class B common stock of Old Sarcos originally purchased by the founders in 2015. Old Sarcos had an exclusive option to repurchase unvested shares of Class B common stock at a price per share equal to the original issue price per share in the event that the founder’s relationship with Old Sarcos was terminated. The repurchase right for the 4,000,000 shares lapsed in equal monthly amounts over 48 months ending in September 2020. The fair value of the repurchase rights were categorized as Class B common stock options at the date the repurchase rights were granted, based on the fair market value on the grant date. These repurchase rights were recorded as stock-based compensation expense on a straight-line basis over the vesting period and were recorded to general and administrative expense within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the amount of stock-based compensation recognized related to the founder stock options was $1.5 million. For the year ended December 31, 2021, no shares of Class B Common Stock were subject to the repurchase option and there was no unrecognized amount of stock-based compensation remaining. Upon the closing of the Merger, holders of outstanding Class B common stock of Old Sarcos received shares of the Company’s Common Stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Preferred Stock

As of December 31, 2021, the Company had authorized a total of 10,000,000 shares for issuance as preferred stock. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions and voting rights of those shares. As of December 31, 2021, the Company had no shares of preferred stock outstanding as all preferred stock of Old Sarcos had been converted to Common Stock as part of the Business Combination.

Non-controlling Interest

The non-controlling interest represents the membership interest in ZeptoVision, Inc., (“Zepto”) that was held by a holder other than the Company. Zepto was formed in April 2016 and the formation of Zepto was accounted for as a common control transaction at the time of formation. As of December 31, 2020, the Company’s ownership percentage in Zepto was 79%. The Company has consolidated the financial position and results of operations of Zepto and reflected the 21% interest as a non-controlling interest for the year ended December 31, 2020. The carrying amount of the non-controlling interest was adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

On February 16, 2021, the Company acquired the non-controlling interest’s shares in Zepto for a purchase price of $0.2 million making Zepto a wholly owned subsidiary of the Company. The acquisition of the remaining shares of Zepto resulted in the decrease of non-controlling interest to zero and adjustment to additional paid-in capital to reflect the Company’s increased ownership in Zepto.

7. Warrants

On January 31, 2020, Old Sarcos issued 250,000 Class A Common Stock warrants to one of its investors, at an exercise price of $11.3243 per share with an expiration date of January 31, 2030. The Company generally accounts for warrants to purchase Common Stock as a component of equity at its issued cost unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash.

Old Sarcos estimated the fair value of these warrants using the Black-Scholes option valuation model based on the estimated fair value of the underlying Common Stock, with the following assumptions: remaining contractual term of ten years, risk-free interest rate of 3.05%, volatility of 85% and no dividend yield. These estimates, especially the market value of the underlying Common Stock and the related expected volatility, are judgmental and could differ materially in the future. Old Sarcos estimated the fair value of warrants exercisable for Class A Common Stock using the Black-Scholes option valuation model based on the estimated fair value of the underlying Common Stock.

Immediately prior to the effective time of the Merger, all the issued and outstanding warrants to purchase 250,000 shares of Class A Stock of Old Sarcos warrants were net exercised and upon the Closing were exchanged for shares of the Company’s Common Stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

On January 20, 2021, Rotor consummated the initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the “Private Placement Warrants”) in a private placement to Rotor Sponsor LLC (the “Sponsor”), an affiliate of Rotor’s officers and directors, and certain funds and accounts managed by two qualified institutional buyers. At the Closing Date, Old Sarcos acquired the net liabilities from Rotor, including the Public Warrants, that were recorded as equity instruments, and the Private Placement Warrants, that were recorded as warrant liabilities (together the “Warrants”).

The Company estimated the fair value of the Private Placement Warrants exercisable for Common Stock measured at fair value on a recurring basis at the respective dates using the binomial lattice valuation model. The binomial lattice valuation model inputs are based on the estimated fair value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends and the implied volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized a loss of $4.9 million related to the change in fair value of the Private

Placement Warrants during the year ended December 31, 2021, recorded as a loss on warranty liability within the consolidated statements of operations and comprehensive loss.

The following table provides quantitative information regarding assumptions used in the binomial lattice model to determine the fair value of the Private Placement Warrants:

	December 31, 2021	September 24, 2021 (Closing Date)
Stock price	$9.98	$10.05
Term (in years)	0.06	0.32
Implied volatility	30.3%	18.9%
Risk-free rate	1.22%	1.0%
Dividend yield	0.0%	0.0%

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

We will not be obligated to deliver any Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of our Common Stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration, or a valid exemption from registration is available. No Warrant will be exercisable, and we will not be obligated to issue a share of our Common Stock upon exercise of a Warrant unless the share of our Common Stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will we be required to net cash settle any Warrant. In the event a registration statement is not effective for the exercised Warrants, the purchaser in the Rotor IPO of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of our Common Stock underlying such Unit.

Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants will not be redeemable by us so long as they are held by the initial purchasers or its permitted transferees, subject to certain exceptions. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

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

If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, we will not redeem the Warrants unless an effective registration statement under the Securities Act covering the shares of our Common Stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of our Common Stock is available throughout the 30-day redemption period.

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

8. Stock-based Compensation

Equity Incentive Plan

2015 Stock Plan

The Old Sarcos 2015 Equity Incentive Plan (the “2015 Plan”) provided stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. These awards vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. Following the closing of the Merger, no further awards will be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan.

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30,000,000 shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Commination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12,760,600 shares of Common Stock. As of December 31, 2021, 27,842,561 shares were available to grant under the 2021 Plan.

The following summarizes the Company’s stock option activity for the years ended December 31, 2021 and 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2019	7,738,866	$0.49	7.36	$5,848
Granted	1,993,969	1.24
Exercised	(318,564)	0.40
Cancelled	(1,531,184)	0.93
Outstanding – December 31, 2020	7,883,087	0.59	6.83	$5,058
Granted	3,761,109	7.93
Exercised	(158,129)	0.16
Cancelled	(1,458,973)	1.11
Outstanding – December 31, 2021	10,027,094	$3.28	7.23	$67,173
Exercisable – December 31, 2020	5,063,856	$0.33	5.78	$4,592
Exercisable – December 31, 2021	5,176,464	$0.46	5.33	$49,268

The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option.

The aggregate intrinsic value of the options exercised was $0.8 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

For options granted during the years ended December 31, 2021, and 2020, the weighted average estimated fair value was $4.79 and $0.72 per option, respectively.

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of subjective assumptions. The Company calculates the fair value of each option grant on the grant date using the following assumptions:

Expected Term—Options granted generally vest over a period of 48 months and expire 10 years from date of grant. The Company uses the simplified method when calculating expected term due to insufficient historical information.

Expected Volatility—Due to insufficient historical information the Company uses a blended approach when calculating expected volatility. The Company uses its historic data for the periods it has been publicly-traded and a benchmark of other comparable public companies’ volatility rates.

Expected Dividend Yield—The dividend yield used is zero as the Company does not have a history of paying dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

The Company calculated the fair value of option grants on the respective dates of grant using the following weighted average assumptions:

	Years ended
	December 31,	December 31,
	2021	2020
Options
Risk-free interest rate	1.19%	0.51%
Expected term (in years)	6.08	6.06
Expected dividend yield	—%	—%
Expected volatility	66.56%	64.98%

The following summarizes the Company’s employee RSU activity for the years ended December 31, 2021 and 2020:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value(1)
Outstanding – December 31, 2019	1,454,642	$8.78
Granted	384,692	3.25
Cancelled	(938,117)	6.51
Outstanding – December 31, 2020	901,217	$8.78
Granted	932,123	7.93
Released	(28,982)	8.78
Cancelled	(6,884)	8.78
Outstanding – December 31, 2021	1,797,474	$8.34

(1) Weighted average grant-date fair values have been updated to reflect the impact of the modification to the RSUs discussed below.

RSUs granted generally include service vesting periods of one to four years. Certain awards granted under the 2015 Plan included vesting conditions related to the completion of a qualifying liquidity event and/or requirements related to the forfeiture of cash compensation.

In April 2021, the Board of Directors of the Company approved a modification that updated the terms of the awards such that the Business Combination would satisfy the liquidity event vesting condition for eight award recipients. Total incremental compensation costs resulting from the modification of these RSUs was $9.7 million, of which $8.4 million was recognized during the year ended December 31, 2021.

The following summarizes the Company’s employee RSAs activity for the year ended December 31, 2021:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2020	—	$—
Granted	5,129,222	8.78
Outstanding – December 31, 2021	5,129,222	$8.78

As of December 31, 2021, the only holder of RSAs was Mr. Wolff, the Company’s Executive Chairman. The RSAs held by Mr. Wolff vest over a 15-month period following the consummation of a qualifying transaction. For the five-year period prior to the grant of the RSAs, Mr. Wolff had not received any equity compensation from the Company other than RSUs issued in lieu of cash compensation. The RSAs include vesting acceleration provisions which would result in the award becoming fully vested following a change in control event or upon death of the grantee. The Business Combination was determined to be the qualifying transaction that triggered the commencement of the 15-month vesting period, resulting in the recognition of compensation expense for RSAs of $26.2 million for the year ended December 31, 2021.

Mr. Wolff is eligible to receive additional shares upon achievement of earn-out targets as discussed in Note 5 above. The Company recognized compensation expense of $5.1 million for these earn-out shares during the year ended December 31, 2021.

The Company recognized stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows:

	December 31,	December 31,
(In thousands)	2021	2020
Cost of revenue	$92	$109
Research and development	446	249
Sales and marketing	814	45
General and administrative	41,766	1,888
Total stock-based compensation expense	$43,118	$2,291

As of December 31, 2021, there was approximately $47.8 million of unrecognized stock-based compensation cost, which is expected to be recognized over an average period of 1.9 years.

9. Net loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the twelve months ended December 31, 2021 and 2020:

	Year ended December 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(81,508)	$(20,926)
Denominator:
Weighted average shares outstanding, basic and diluted	113,184,357	100,114,664
Basic and diluted net loss per share	$(0.72)	$(0.21)

The basic and diluted net loss per share for the twelve months ended December 31, 2021, which has been computed to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred shares into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

Basic and diluted net loss per share attributable to common stockholders is the same for the twelve months ended December 31, 2021 and 2020, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share:

	As of December 31,
	2021	2020
Outstanding warrants	20,549,468	1,282,306
Outstanding restricted stock awards	5,129,222	—
Outstanding stock options and restricted stock units	11,824,568	8,784,304
Outstanding earnout shares	28,125,000	—
Total anti-dilutive securities	65,628,258	10,066,610

10. Income taxes

Loss before provision for income taxes was $81.5 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively, all of which was generated in the United States. The Company's provision for income taxes consists of the following:

	Years Ended December 31,
(In thousands)	2021	2020
Current:
Federal	$—	$—
State	(1)	(1)
Total current	(1)	(1)
Deferred:
Federal	(16,377)	(4,142)
State	(3,948)	(1,144)
Change in valuation allowance	20,325	5,286
Total deferred	—	—
Total provision for income taxes	$(1)	$(1)

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State tax provision	3.7	3.7
Change in valuation allowance	(24.9)	(25.3)
Research credits	0.7	3.0
Permanent differences	(0.3)	(2.4)
Other	(0.2)	—
Total provision for income taxes	0.0%	0.0%

As of December 31, 2021 and 2020, the net deferred tax asset consisted of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$1,050	$192
Stock compensation	11,094	479
Research credits	2,486	1,939
Net operating loss carryforwards	22,393	12,838
Total gross deferred tax assets	37,023	15,448
Less valuation allowance	(35,476)	(15,151)
Total deferred tax assets	1,547	297
Deferred tax liabilities:
Property and equipment	(1,547)	(297)
Total deferred tax liabilities	(1,547)	(297)
Net deferred tax asset	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations in the United States for the three-year period ended December 31, 2021. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2021, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of December 31, 2021, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the proportion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $35.5 million at December 31, 2021 and $15.2 million at December 31, 2020. The Company’s valuation allowance increased $20.3 million and $5.3 million during the fiscal years ended December 31, 2021 and 2020, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31,
(In thousands)	2021	2020
Valuation allowance at beginning of year	$15,151	$9,865
Change in valuation allowance	20,325	5,286
Valuation allowance at end of year	$35,476	$15,151

As of December 31, 2021, the Company had cumulative federal net operating losses of approximately $90.1 million. Of these losses, $5.9 million were generated in 2015 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will begin expiring from 2035 to 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of December 31, 2020, the Company had cumulative federal net operating losses of approximately $51.2 million.

As of December 31, 2021, the Company had a $3.9 million deferred tax asset related to a federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $1.9 million. If not utilized, the credits will expire beginning in 2035 through 2041. As of December 31, 2020, the Company had a $3.0 million deferred tax asset related to a federal research and development credit carryforward.

As of December 31, 2021, the Company had cumulative state net operating losses of approximately $89.1 million. Of the total state net operating losses, approximately $88.8 million is attributable to Utah. Utah law allows unused net operating losses arising in tax years beginning after December 31, 2017 to be carried forward indefinitely. Of the total $88.8 million of Utah net operating losses, $82.5 million are carried forward indefinitely, and the remaining net operating losses will expire beginning in 2035 through 2037. The remaining state net operating loss carryforwards are attributable to various other states with varying expiration periods. As of December 31, 2020, the Company had cumulative state net operating losses of approximately $53.6 million. Of the total state net operating losses, approximately $53.5 million is attributable to Utah.

As of December 31, 2021, the Company had a $1.4 million deferred tax asset related to Utah research and development credits carryforward. This credit has been offset by a liability for unrecognized tax benefits of $0.7 million. If not utilized, the credits will expire beginning in 2029 through 2035. As of December 31, 2020, the Company had a $1.1 million deferred tax asset related to a Utah research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $0.6 million.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2021, the Company had a $2.6 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. As of December 31, 2020, the Company had a $2.1 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There would be no impact to the Company’s effective rate if the unrecognized tax benefits were recognized. A reconciliation of the beginning and ending amounts of unrecognized benefits is as follows:

	Years ended December 31,
(In thousands)	2021	2020
Unrecognized tax benefits at the beginning of year	$2,054	$1,388
Gross increases – current year tax positions	580	666
Unrecognized tax benefits at end of year	$2,634	$2,054
Interest and penalties in year-end balance	$—	$—

The Company files U.S. and various state tax returns in jurisdictions with various statutes of limitation. As of December 31, 2021, the tax returns for fiscal year 2016 through fiscal year 2020 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 31, 2021, there are no income tax returns currently under audit.

11. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has recorded an accrual of $0.5 million as of December 31, 2021, related to estimated settlements for ongoing legal claims. The Company did not record any material loss contingency in the balance sheet as of December 31, 2020.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of December 31, 2021 and 2020, the Company has not accrued a liability for these indemnifications as the likelihood of incurring a payment obligation, if any, in connection with these indemnifications is not probable or reasonably estimable due to the unique facts and circumstances involved.

Operating Leases

The Company leases facilities under noncancelable operating lease agreements. Future minimum rental payments under the noncancelable operating leases, subsequent to December 31, 2021, are as follows:

(In thousands)	Operating Leases
2022	$1,279
2023	970
2024	1,323
2025	1,360
2026	1,397
2027 and thereafter	9,919
Total	$16,248

Rent expense related to noncancelable operating leases totaled $1.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. One of the operating leases includes two three-year renewal options.

Capital Leases

The Company leases equipment under agreements expiring at various times during the next three years. The Company has recorded the capital lease obligation within its consolidated balance sheets. Future minimum rental payments under the noncancelable capital leases, subsequent to December 31, 2021, are as follows:

(In thousands)	Capital Leases
2022	$98
2023	4
2024	4
Minimum lease payment including interest	106
Amount representing interest	(4)
Minimum lease payments excluding interest	$102

Unconditional purchase commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies (“Palantir”). Pursuant to that agreement, the Company committed to purchase licenses to access software products and utilize services from Palantir over a six year period for a total cost to the Company of $42.0 million. As of December 31, 2021, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

(In thousands)	Annual Service Payments
2022	$—
2023	8,000
2024	8,000
2025	10,000
2026	10,000
Total	$36,000

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

The Company’s revenue is derived primarily from U.S. customers. During the year ended December 31, 2021 and 2020, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Related Party Transactions

As of December 31, 2020, the Company held a controlling interest of 79% in Zepto. The remaining 21% of Zepto was held by MLC 401k Trust for the benefit of the Company’s Chief Legal Officer. On February 16, 2021, Old Sarcos acquired the non-controlling interest’s shares in Zepto for a purchase price of $0.2 million making Zepto a wholly-owned subsidiary of the Company.

During the year ended December 31, 2020, the Company entered into an agreement with one of its investors, Delta Air Lines, Inc., to provide demonstration services. The Company recognized $0.1 million of revenue related to these services during the year ended December 31, 2020. No revenue was recognized for the year ended December 31, 2021.

On April 4, 2021, the Company entered into an agreement with Palantir as described above. Pursuant to that agreement, the Company committed to access software products and utilize services from Palantir over the next six years for a total cost of $42.0 million. The software and services are an integral part of the Company’s plans to provide Robots as a Service upon commercialization of the Company’s Guardian XO and XT robotic systems. Palantir was an investor in the PIPE Financing. The Company recognized $2.2 million in sales and marketing expenses, related to services provided by Palantir during the year ended December 31, 2021. The Company had a prepaid expense balance of $3.6 million related to the Palantir contract as of December 31, 2021.

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff, our former CEO and current Executive Chairman of the Board. The Company recognized $0.8 million related to costs capitalized to construction in progress for the experiential mobile display for the period ended December 31, 2021.

14. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. The Company did not provide matching contributions for the employee contributions to the plan during the years ended December 31, 2021 and 2020; and no amounts have been accrued as of December 31, 2021 and 2020.

15. Subsequent events

On March 28, 2022, the Company filed a current report on form 8-K and press release announcing that the Company had reached a definitive agreement to acquire RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces, and advanced autonomy capabilities for use in any environment. The aggregate consideration for the acquisition of RE2 will be approximately $100.0 million, subject to customary purchase price adjustments for cash, net working capital and indebtedness. The consideration for the acquisition of RE2 will be comprised of approximately $30.0 million in cash, which the Company expects to fund with cash on hand, and approximately $70.0 million in shares of the Company's common stock. The number of shares of common stock to be issued in the acquisition of RE2 will be based on the volume weighted-average price per share over a 10-day trading period ending on the third business day prior to the closing and is subject to a collar, with a floor of $5.00 per share and a ceiling of $9.00 per share. The acquisition of RE2 is subject to certain customary and other closing conditions, and is expected to close during the second quarter of 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that the previously identified Rotor material weakness has been remediated as of December 31, 2021. Due to the existence of the remaining material weakness in our internal control over financial reporting associated with the accounting for certain unique, unusual and nonstandard transactions as described under Risk Factors—“Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the Closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” our disclosure controls and procedures were not effective as of December 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 24, 2021. Prior to the Business Combination, our predecessor, Rotor, was a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as Rotor’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, and due to the timing of the Business Combination, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting (“ICFR”) as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. Despite not conducting a formal assessment regarding ICFR, as discussed above, management identified a material weakness in our internal controls and as a result determined that our ICFR was not effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Management is implementing remediation steps to address the remaining material weakness and to improve our internal control over financial reporting. Specifically, we have made an assessment of the accounting personnel and have strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls. In addition, we have engaged a third-party consulting firm that specializes in internal audit, and control processes and procedures to assist us in developing and implementing controls to address the remaining material weakness. We anticipate these actions will allow us to sufficiently address and remediate the remaining material weakness.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, key employees, and directors as of March 29, 2022:

Name	Age	Position
Executive Officers
Kiva Allgood	49	President, Chief Executive Officer and Director
Benjamin G. Wolff(5)	53	Executive Chairman and Director
Steven Hansen	57	Chief Financial Officer
Kristi Martindale	55	EVP, Chief Product & Marketing Officer
Dr. Denis Garagić(1)	53	Chief Scientist, Advanced Systems & AI

Other Key Employees
James Geurts	56	Executive Vice Chairman
Dr. Marc Olivier	65	Chief Architect
Tom Jackson	56	President, Sarcos Defense

Non-Employee Directors
Brian D. Finn(4)(5)	61	Director
Peter Klein(3)(5)	59	Director
Laura J. Peterson(2)	62	Director
Admiral Eric T. Olson (Ret)(2)(3)	70	Director
Dennis Weibling(2)(4)(5)	70	Director
Matthew Shigenobu Muta(3)	52	Director
Priya Balasubramaniam(4)	47	Director

(1)
Dr. Denis Garagić was promoted to Chief Technology Officer after December 31, 2021 and was determined to be an executive officer on March 25, 2022.
(2)
Member of the Audit Committee. Brian D. Finn ceased to be a member of the Audit Committee on January 1, 2022 and Admiral Eric T. Olson was appointed a member of the Audit Committee on January 1, 2022.
(3)
Member of the Compensation Committee.
(4)
Member of the Nominating and Governance Committee. Admiral Eric T. Olson ceased to be a member of the Nominating and Governance Committee on January 1, 2022.
(5)
Member of the Strategic Transaction Committee.

Information about Executive Officers and Directors

Executive Officers

Kiva Allgood has served as our President, Chief Executive Officer and a member of the board of directors since December 13, 2021. Prior to joining us, Ms. Allgood most recently served as the Global Head of IOT and Automotive for Telefonaktiebolaget LM Ericsson, a Nasdaq-listed company that is a global provider of communications technology, from April 2019 to December 2021. Ms. Allgood served as the Chief Commercial Development Officer for GE Ventures, a Corporate Venture Company from August 2017 to April 2019, and as Managing Director for Innovation Group of GE Corporate from November 2016 to August 2017. From June 2012 to November 2016, Ms. Allgood served as President, Qualcomm Intelligent Solutions, IoT and Smart Cities, at Qualcomm Incorporated, a Nasdaq-listed company that is a global provider of foundational technologies and products used in mobile devices and other wireless products. Earlier in her career, Ms. Allgood served in senior-level operational roles including sales, marketing, and business development in the technology industry. Ms. Allgood will serve on the board of directors of Synaptics Incorporated until October 2022. Ms. Allgood currently serves on the board of the directors of Airgain, Inc. Ms. Allgood holds a Bachelor of Science degree and Master of Business Administration degree, both from Northwestern University.

Benjamin G. Wolff has served as our Executive Chairman since December 13, 2021, and as a member (and Chairman) of the board of directors since September 24, 2021. Mr. Wolff served as Old Sarcos’ Chief Executive Officer and Chairman of the board of directors from September 2015, its President from December 2020, and as a member of its board of directors from February 2015, in each case until the Business Combination, at which time he became our Chief Executive Officer, President and Chairman of our board of directors (until December 13, 2021, when he became our Executive Chairman). Prior to joining Old Sarcos, Mr. Wolff served as Chief Executive Officer, President and Chairman at Pendrell Corporation from December 2009 to November 2014. In April 2004, Mr. Wolff co-founded Clearwire Corporation, where he served as President, CEO and Co-Chairman until October 2011. Mr. Wolff has also served as President of Eagle River Investments, an investment fund focused on telecom and technology investments. Mr. Wolff previously served on the board of the Cellular Telecommunications Industry Association (CTIA), and is currently a member of the Board of Visitors of Northwestern School of Law at Lewis & Clark College in Portland, Oregon. Mr. Wolff also serves on the board of directors of Globalstar, Inc. and is a member of its audit committee and compensation committee, and serves as the chairman of its strategic review committee. Mr. Wolff earned his law degree from Northwestern School of Law, Lewis & Clark College in Portland, Oregon, and his Bachelor of Science degree from California Polytechnic State University. We believe Mr. Wolff’s perspective, experience and institutional knowledge as Sarcos’ Chief Executive Officer qualify him to serve on the board of directors of the post-combination company.

Steven Hansen has served as our Executive Vice President and Chief Financial Officer since September 24, 2021. Mr. Hansen served as Old Sarcos’ Chief Financial Officer from September 2019 until the Business Combination, at which time he became our Executive Vice President and Chief Financial Officer. From May 2017 to September 2019, Mr. Hansen served as Executive Advisor to the University of Utah Health. From October 2015 to November 2016, Mr. Hansen served as Chief Financial Officer of Global Access, an international shipping company. Also, during most of 2015 Mr. Hansen served as Chief Financial Officer of CustomersFirst Now, a customer experience consulting firm. Mr. Hansen recently served as an advisor to the board of directors and management of Vaporsens, a nanofibril-based sensor company located in Utah, and assisted in the merger of the business with a publicly-traded tech company. He holds a Bachelor of Science in International Finance from Brigham Young University in Utah and a Master in Business Administration from California State University in Fresno.

Kristi Martindale has served as our Executive Vice President and Chief Product & Marketing Officer since September 24, 2021. Ms. Martindale served as Old Sarcos’ Chief Product & Marketing Officer from September 2020 until the Business Combination, when she became our Executive Vice President and Chief Product & Marketing Officer. Prior to serving as Old Sarcos’ Executive Vice President and Chief Product & Marketing Officer, Ms. Martindale served as Old Sarcos’ Chief Marketing Officer. From 2011 to 2015, Ms. Martindale served as Vice President, Global Marketing of Qualcomm. In this role, she led marketing for many of Qualcomm’s business units, including software, services, emerging technology, and licensing worldwide. Ms. Martindale currently serves as an Advisory Board Member for 5P Consulting and also serves on the board of directors for Walden Family Services. Ms. Martindale holds a Bachelor of Science in Business Administration and Management from the University of La Verne.

Dr. Denis Garagić has served as our Chief Technology Officer since January 2022. Dr. Garagić served as Old Sarcos’ Chief Scientist, Advanced Systems and AI from June 2020 until the Business Combination when he became our Chief Scientist, Advanced System & AI, a position he held until his promotion in January 2022. Prior to joining Old Sarcos, he served as Chief Scientist at BAE Systems FAST Labs, guiding the creation of cognitive computing solutions that provide machine intelligence and anticipatory intelligence to solve challenges across the Department of Defense and intelligence community. Dr. Garagić has been a Technical Review Authority, Principal Investigator, or Research Lead on numerous programs, including DARPA and Air Force Research Labs research programs. Dr. Garagić is also a regular speaker at international meetings and conferences on AI & machine learning. Dr. Garagić received his B.S. and M.S. degrees in Mechanical Engineering and Technical Cybernetics from The Czech Technical University in Prague and received his Ph.D. in Mechanical Engineering from The Ohio State University.

Other Key Employees

James Geurts has served as our Executive Vice Chairman since October 18, 2021. Mr. Geurts served more than 34 years in various military and government positions before retiring in August 2021 from his role as Under Secretary of the Navy for the Biden administration. Prior to performing the duties of Under Secretary of the Navy, Mr. Geurts was the Assistant Secretary of the Navy for Research, Development, and Acquisition under the Trump administration. Mr. Geurts also previously served in the U.S. Special Operations Command (USSOCOM) as the Acquisition Executive and Director of SOF Acquisition, Technology, and Logistics. Mr. Geurts was also the driving force for ThunderDrone and SOFWERX, the military-civilian incubators behind the Tactical Assault Light Operator Suit (TALOS) robotic exoskeleton project. Mr. Geurts was commissioned as a U.S. Air Force Officer in 1987. Mr. Geurts is a recipient of the Federal Executive of the Year Vanguard Award, the Presidential Rank Award, the William J. Perry Award, the Defense Superior Service Medal, the Legion of Merit, the Defense Meritorious Service Medal, the Air Force Commendation Medal, the Joint Service Achievement Medal, and the Air Force Achievement Medal.

Tom Jackson has served as President of the Sarcos Defense business unit since September 24, 2021. Mr. Jackson has served as President of the Sarcos Defense business unit since February 2020, and has been with Old Sarcos since March 2019, also serving as Vice President of Sarcos Defense from March 2019 to February 2020. Prior to joining Old Sarcos, Mr. Jackson served as Vice President and General Manager of Aeryon Defense USA, Inc., a US defense Unmanned Aircraft Systems (UAS) subsidiary in the Vertical Take-Off & Landing (VTOL) market, from January 2017 to February 2019 which he established from the ground up and grew into one of the Department of Defense’s most respected Group 1 UAS suppliers. Mr. Jackson has also worked for the Sierra Nevada Corporation as Senior Director of International Military Business from December 2011 to January 2017 and US Defense Systems Engineering Program Manager from July 2009 to December 2011. He began his career in the U.S. Marine Corps, serving as Lieutenant Colonel and an AH-1W SuperCobra Attack Helicopter pilot. Mr. Jackson is a graduate of The Citadel, the Military College of South Carolina, and also holds a Master of Business Administration in International Business from Regis University.

Dr. Marc Olivier has served as our Chief Architect since September 24, 2021. Dr. Olivier served as Old Sarcos’ Chief Architect from June 2019 and as a member of Old Sarcos’ Board from February 2015, in each case until the Business Combination, and has been with Old Sarcos since January 1995. Prior to serving as Old Sarcos’ Chief Architect, Dr. Olivier served as Executive Vice President of Technology from November 2018 to June 2019 and as Vice President of Technology from December 2014 to November 2018. Dr. Olivier has served as Vice President of Advanced Systems at Raytheon Sarcos, part of Raytheon’s Integrated Defense Systems from November 2007 to December 2014, where he led all technical business development and capture activities, while also playing key roles as Principal Investigator (PI), Co-PI and innovator on numerous technically challenging projects. Earlier in his career, Dr. Olivier led the development of systems including electromagnetically levitated robots, systems for biological research, crystal growth and laser material processing in space, and electromagnetic motors. He also completed extensive work in the areas of low-temperature physics and laser-plasma physics. Dr. Olivier received his Ph.D. in Physics from McGill University in 1985, a Master of Science in Physics from McMaster University in 1980, and a Bachelor of Science in Physics from Montreal University in 1978.

Non-Employee Directors

Priya Balasubramaniam has served as a member of the board of directors since September 24, 2021. Ms. Balasubramaniam has served as the Vice President, Operations at Apple Inc. since October 2014, overseeing core technologies operations and iPhone operations. Priya has worked in a number of senior operations and procurement roles, and in 2013 took on leadership of the worldwide iPhone Operations team. Prior to Apple she worked at Asea Brown Boveri in India for 3 years as a design engineer. Ms. Balasubramaniam holds a bachelor’s degree in Mechanical Engineering from Bangalore University and an MBA in Supply Chain and Marketing from Michigan State University. In 2017, she received an honorary doctorate of engineering from Michigan State University and also has a diploma in Software Technology & Systems Management. We believe that Ms. Balasubramaniam’s extensive leadership and operations experience, in particular in managing supply chains and the development and manufacture of high volume technology products at Apple, qualify her to serve on our board of directors.

Brian D. Finn has served as a member of the board of directors since September 24, 2021. Mr. Finn has over 35 years of experience in the financial services industry as well as a variety of corporate and philanthropic board roles. From 2008 until he retired in 2013, Mr. Finn served as Chairman and Chief Executive Officer of Asset Management Finance Corp (AMF) and as a Senior Advisor to Credit Suisse. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments (AI) at

Credit Suisse. From 2002 to 2005, Mr. Finn held senior managements positions within Credit Suisse, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co-President of Institutional Securities, CEO of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse Group. Mr. Finn began his career in 1982 as a member of the Mergers & Acquisitions Group (M&A) at The First Boston Corporation, ultimately becoming Co-Head of M&A in 1993. He has advised on dozens of transactions worth well over $100 billion. In 1997, he joined the private equity firm Clayton, Dubilier & Rice as a partner and then later rejoined Credit Suisse in 2002. Mr. Finn is a member of the boards of The Scotts Miracle-Gro Company (NYSE:SMG) and Owl Rock Capital Corp (NYSE:ORCC). He is currently Chairman of Star Mountain Capital, Chairman of Covr Financial Technologies, an Investment Partner at Nyca Partners (fintech VC) as well as a board member of a number of early stage companies. He has previously been a Strategic Advisor to KKR, member of the boards of Baxter International, Telemundo, MGM Pictures, and a number of other public and private companies. Mr. Finn is a past Chairman of the Undergraduate Executive Board of The Wharton School of the University of Pennsylvania, Vice Chairman of the Board of the City Kids Foundation and a member of the Boards of the Intrepid Fallen Heroes Fund, the Gordon A. Rich Memorial Foundation and the Starmar Foundation. Mr. Finn received a Bachelor of Science Degree in Economics from The Wharton School of the University of Pennsylvania. We believe Mr. Finn is well-qualified to serve as a member of our Board due to, among other things, his extensive experience in finance, leadership positions and strategic transactions.

Peter Klein has served as a member of the board of directors since September 24, 2021. Mr. Klein joined the board of directors of Old Sarcos in September 2016. Mr. Klein served as Chief Financial Officer of WME, a global leader in sports and entertainment marketing, from December 2013 to July 2014, and as Chief Financial Officer of Microsoft Corporation from November 2009 to June 2013. During his 11 years at Microsoft, Mr. Klein held various other roles, including Chief Financial Officer of the Server and Tools and Microsoft Business Divisions. Before joining Microsoft, Mr. Klein spent 13 years in corporate finance at high-growth companies. He held senior finance roles with McCaw Cellular Communications, Orca Bay Capital, Asta Networks and Homegrocer.com. Mr. Klein currently serves on the board of directors of F5 Networks and Apptio Inc. Mr. Klein holds a B.A. from Yale University and an MBA from the University of Washington. We believe Mr. Klein’s leadership experience at some of the world’s largest technology companies and his finance and accounting expertise, in addition to his experience as a director of Old Sarcos, qualifies him to serve on our board of directors.

Matthew Shigenobu Muta has served as a member of the board of directors since September 24, 2021. Mr. Muta has held various leadership roles at Delta Air Lines Inc., including serving as their Vice President, Innovation and Operations Technology from 2016 to the present, and as Vice President, Innovation & Commercial Technologies from 2014 to 2016. Mr. Muta previously held various positions at Microsoft, Inc., including Global Managing Director, Hospitality & Travel. Mr. Muta holds a Bachelor of Arts Degree in Communications from Boise State University. We believe Mr. Muta’s leadership experience at some of the world’s largest companies, including in industries that we believe include potential customers of our, qualifies him to serve on our board of directors.

Admiral Eric T. Olson (Ret.) has served as a member of the board of directors since September 24, 2021. He has been President and Managing Member of ETO Group, LLC since September 2011, where he acts as an independent national security consultant supporting a wide range of private and public sector organizations. Since June 2019, Admiral Olson has served as Chief Executive Officer of Hans Premium Water, a privately held company. Admiral Olson retired from the United States Navy in 2011 as a full Admiral after 38 years of military service. He served in special operations units throughout his career, during which he was awarded several decorations for leadership and valor, including the Defense Distinguished Service Medal and the Silver Star. Admiral Olson was the first Navy SEAL officer to be promoted to three- and four-star ranks. Admiral Olson’s career culminated as the head of the United States Special Operations Command from July 2007 to August 2011, where he was responsible for the mission readiness of all Army, Navy, Air Force and Marine Corps special operations forces. Admiral Olson serves on the board of directors of Under Armour, Inc. (NYSE:UAA) and is a member of its nominating and corporate governance committee. Admiral Olson also serves on the board of directors of Iridium Communications Inc. (Nasdaq:IRDM) and is a member of its nominating and corporate governance committee. He also serves on the board of directors of Cyber Reliant Corporation, Newlight Technologies, Ocean Aero, Inc. and IP3. Admiral Olson has served as a director of the non-profit Special Operations Warrior Foundation. Admiral Olson has also served on the Old Sarcos Advisory Board since December 2016. Admiral Olson graduated from the United States Naval Academy in 1973 and earned a Master of Arts degree in National Security Affairs at the Naval Postgraduate School. He is an Adjunct Professor in the School of International and Public Affairs at Columbia University. We believe Admiral Olson’s leadership experience as an Admiral in the United States Navy, including his leadership and management of a large and complex organization as head of the United States Special Operations Command, in addition to his experience as a director of various companies and his expertise with respect to the needs of U.S. military, qualifies him to serve on our board of directors.

Laura J. Peterson has served as a member of the board of directors since September 24, 2021. Ms. Peterson previously served as Vice President, China Business Development, for Boeing Commercial Airplanes, from 2012 to 2016. Prior to that, Ms.

Peterson held a series of executive positions at Boeing in aircraft sales, international business development, global strategy, government relations and homeland security from 1994 to 2012. She served on the Executive Leadership Team of Boeing Commercial Airplanes (BCA), as well as on the Executive Leadership Teams of BCA Airplane Production and Supplier Management, BCA Strategy and Boeing International. Ms. Peterson has served on the board of directors of Air Transport Services Group, Inc. (Nasdaq:ATSG) since June 2018, and is a member of its audit committee and nominating and governance committee. Ms. Peterson holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from The Wharton School at the University of Pennsylvania and is a Fellow of the Stanford Distinguished Careers Institute. We believe Ms. Peterson’s extensive experience in international business, government relations and leadership roles, in particular at Boeing, in addition to her experience as a director of public companies, qualifies her to serve on our board of directors .

Dennis Weibling has served as a member of the board of directors since September 24, 2021. Mr. Weibling joined the board of directors of Old Sarcos in September 2016 and has served as chairman of the audit committee since that time. Mr. Weibling has served as the Managing Director of Rally Capital LLC since 2004 He has served as a director of Holicity Inc. (Nasdaq:HOL) since August 2020 and of Colicity Inc. (Nasdaq:COLI) since February 2021. Mr. Weibling also served on the Sotheby’s board as a Director and as Chairman of its audit and finance committees, from 2006 until October 2019. Mr. Weibling also served as Sotheby’s interim CFO from January 2016 until March 2016. He also serves as Trustee for the estate of Keith W. McCaw and associated family trusts. Mr. Weibling has also served on the boards of private companies including Telesphere Communications Networks, Rise Communities LLC, Telecom Transport Management, Wireless Services Corporation, Worldwide Packets, Inc., Teledesic Corporation, Geopass, Inc. d/b/a Pirq, and SeaMobile, Inc. Mr. Weibling served as President of Eagle River, Inc., from October 1993 through December 2001, and as Vice Chairman of Eagle River Investments from January 2002 through November 2004. He served as CEO of Nextel Communications Inc. from October 1995 to March 1996, and as a Director of Nextel from July 1995 until April 1, 2004. At Nextel, Mr. Weibling was a Member and Chairman of the operations, audit, finance, and compensation committees at various times during that period. Mr. Weibling served as a board member of Nextel Partners from 1998 to 2006 and chaired the audit committee. His other public board was XO Communications, Inc., where he served from 1996 to 2003. Mr. Weibling holds a Bachelor of Arts Degree from Wittenberg University, a Master of Arts Degree from the University of Nebraska, and a J.D. from the University of Nebraska. We believe Mr. Weibling’s financial expertise and experience as a venture capitalist investing in technology companies, in addition to his experience as a director of various companies, qualifies him to serve on our board of directors.

Family Relationships

Julie Wolff, spouse of Benjamin Wolff, Sarcos’ Executive Chairman and member of the board of directors, serves as our Chief Legal Officer and Secretary.

There are no other family relationships among any of the proposed executive officers or directors.

Classified Board of Directors

Our Charter provides that our board of directors is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of the post-combination company’s stockholders, with the other classes continuing for the remainder of their respective three-year terms. The directors are divided among the three classes as follows:

•
the Class I directors are Kiva Allgood, Admiral Eric T. Olson (Ret.) and Benjamin G. Wolff, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•
the Class II directors are Matthew Shigenobu Muta, Laura J. Peterson and Dennis Weibling, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Priya Balasubramaniam, Brian D. Finn and Peter Klein, and their terms will expire at the annual meeting of stockholders to be held in 2024.

There is no limit on the number of terms a director may serve on the board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of the board of directors with staggered three-year terms may have the effect of delaying or preventing changes in control of the post-combination company.

Under our Charter, directors are elected by a plurality voting standard, whereby each of our stockholders may not give more than one vote per share towards any one director nominee. There are no cumulative voting rights.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our nominating and corporate governance committee and board of directors undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our nominating and corporate governance committee and board of directors determined that Ms. Balasubramaniam, Mr. Finn, Mr. Klein, Mr. Muta, Admiral Olson, Ms. Peterson and Mr. Weibling, representing seven of our nine directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq.

Committees of the Board of Directors

Audit Committee

The members of our audit committee are Admiral Eric T. Olson (Ret.), Laura J. Peterson and Dennis Weibling, with Dennis Weibling serving as chairperson. Our nominating and corporate governance committee and board of directors have determined that each member of the audit committee meets the requirements for independence under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members and will also meet the financial literacy requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Dennis Weibling is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our audit committee, among other things:

•
selects, retains, compensates, evaluates, oversees and, where appropriate, terminates our independent registered public accounting firm;
•
reviews and approves the scope and plans for the audits and the audit fees and approves all non-audit and tax services to be performed by our independent auditor;
•
evaluates the independence and qualifications of our independent registered public accounting firm;
•
reviews our financial statements, and discusses with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;
•
reviews and discusses with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;
•
discusses with management our procedures regarding the presentation of our financial information, and reviews earnings press releases and guidance;
•
oversees the design, implementation and performance of our internal audit function, if any;
•
sets hiring policies with regard to the hiring of employees and former employees of our independent registered public accounting firm and oversees compliance with such policies;
•
reviews, approves and monitors and reviews conflicts of interest of our board of directors members and officers and related party transactions;
•
adopts and oversees procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;
•
reviews and discusses with management and our independent registered public accounting firm the adequacy and effectiveness of our legal, regulatory and ethical compliance programs;
•
reviews and discusses with management and our independent registered public accounting firm our guidelines and policies to identify, monitor and address enterprise risks; and
•
oversees, assists in the exploration and evaluation of, negotiates and, if appropriate, recommends to the board of directors for approval strategic alternatives.

Our audit committee operates under a written charter that satisfies the applicable listing standards of Nasdaq

Compensation Committee

The members of our compensation committee are Peter Klein, Matthew Shigenobu Muta and Admiral Eric T. Olson (Ret.), with Peter Klein serving as chairperson. Our nominating and corporate governance committee and board of directors have determined that each member of the compensation committee meets the requirements for independence under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to compensation committee members, and that each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee, among other things:

•
reviews and approves the compensation for our executive officers, including our chief executive officer;
•
reviews, approves and administers our employee benefit and equity incentive plans;
•
establishes and reviews the compensation plans and programs of our employees, and ensures that they are consistent with our general compensation strategy;
•
monitors compliance with any stock ownership guidelines;
•
approves or makes recommendations to our board of directors regarding the creation or revision of any clawback policy; and
•
determines non-employee director compensation.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Priya Balasubramaniam, Brian D. Finn and Dennis Weibling, with Brian D. Finn serving as chairperson. Our nominating and corporate governance committee and board of directors has determined that each member of the nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. Our nominating and corporate governance committee, among other things:

•
reviews and assesses and makes recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;
•
identifies, evaluates, selects or makes recommendations to our board of directors regarding nominees for election to our board of directors;
•
develops policies and procedures for considering stockholder nominees for election to our board of directors;
•
reviews the succession planning process for our chief executive officer and any other members of our executive management team;
•
reviews and makes recommendations to our board of directors regarding the composition, organization and governance of our board of directors and its committees;
•
reviews and makes recommendations to the board of directors regarding our corporate governance guidelines and corporate governance framework;
•
oversees director orientation for new directors and continuing education for our directors;
•
oversees the evaluation of the performance of the board of directors and its committees;
•
reviews and monitors compliance with our code of business conduct and ethics; and
•
administers policies and procedures for communications with the non-management members of the board of directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Strategic Transaction Committee

Our board of directors has created a strategic transaction committee. The members of the strategic transaction committee are Brian D. Finn, Peter Klein, Dennis Weibling and Benjamin G. Wolff, with Benjamin G. Wolff serving as chairperson. The

Strategic Transaction Committee assists in the assessment of strategic acquisition opportunities and reports its findings to the board of directors.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Peter Klein, Matthew Shigenobu Muta and Admiral Eric T. Olson (Ret.). None of the members of our compensation committee is or has been an officer or employee of Sarcos. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers that will serve on our board of directors or compensation committee.

Limitation of Liability and Indemnification of Officers and Directors

Our Charter contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). In addition, if the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, our Bylaws provide that we will indemnify our directors and officers, and may indemnify our employees, agents and any other persons, to the fullest extent permitted by the DGCL. Our Bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses reasonably and actually incurred by our directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

We also maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities which might be imposed as a result of, actions, suits, or proceedings to which they are parties by reason of being or having been our directors or officers. The coverage provided by these policies may apply whether or not we would have the power to indemnify such person against such liability under the provisions of the DGCL. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors or officers or was one of Rotor's or Old Sarcos’ directors or officers, or serves or has served as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise at our request or at the request of Rotor or Old Sarcos, for which indemnification is sought, and we are not aware of any threatened litigation that may result in any such claims for indemnification.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. The full text of our code of business conduct and ethics is posted on the investor relations page on our website at https://investor.sarcos.com/governance/documents-charters. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 650 South 500 West, Salt Lake City, Utah 84101 or by telephone at 888-927-7296. Any amendments to or waivers of the Code of Conduct will be disclosed on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2021, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except for (a) Form 4s relating to one reportable transaction each due on December 13, 2021, but filed by each of Matthew Shigenobu Muta, Brian D. Finn, Admiral Eric T. Olson, Dennis Weibling, Priya Balasubramaniam, Laura J. Peterson and Peter Klein on December 29, 2021 and (b) a Form 4 relating to one reportable transaction due on December 30,

2021, but filed by Kristi Martindale on March 17, 2022. Such Form 4 filed by Kristi Martindale also included a reportable transaction due on March 17, 2022.

Director Compensation

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended 2021. Directors who are also our employees receive no additional compensation for their service as directors. During fiscal 2021, Mr. Wolff and Ms. Allgood were our employees and executive officers and therefore, did not receive compensation as a director. See “Executive Compensation” for additional information regarding Mr. Wolff and Ms. Allgood’s compensation:

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Priya Balasubramaniam	$12,875	$99,998	—	—	—	—	$112,873
Brian D. Finn	$15,125	$99,998	—	—	—	—	$115,123
Peter Klein	$14,375	$99,998	—	—	—	—	$114,373
Matthew Shigenobu Muta	$13,438	$99,998	—	—	—	—	$113,436
Admiral Eric T. Olson	$13,813	$99,998	—	—	—	—	$113,811
Laura J. Peterson	$14,375	$99,998	—	—	—	—	$114,373
Dennis Weibling	$16,625	$99,998	—	—	—	—	$116,623

(1) The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Notes 1 and 8 to Sarcos’ audited consolidated financial statements included elsewhere in this report for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.

Outside Director Compensation

In October 2021, our compensation committee adopted a new outside director compensation policy for our non-employee directors. This director compensation policy is designed to attract, retain, and reward non-employee directors. Under the director compensation policy, each non-employee director will receive the cash and equity compensation for board services described below. We also will reimburse our non-employee directors for reasonable, customary, and documented travel expenses to meetings of our board of directors or its committee and other expenses.

Cash Compensation

Non-employee directors are entitled to receive the following cash compensation for their service under the director compensation policy:

•
$50,000 per year for service as a board member;
•
$15,000 per year for service as chair of the audit committee;
•
$7,500 per year for service as member of the audit committee;
•
$7,500 per year for service as chair of the compensation committee;
•
$3,750 per year for service as member of the compensation committee;
•
$3,000 per year for service as chair of the nominating and corporate governance committee; and
•
$1,500 per year for service as chair of the nominating and corporate governance committee.

All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

Initial Award

On December 9, 2021, the first trading day on which we file an S-8 Registration Statement with the SEC, each individual who served as a non-employee director on the effective date of the director compensation policy was granted an initial award of restricted stock units (the “Initial Award”), with a grant date fair value (determined in accordance with U.S. generally accepted accounting principles) equal to $100,000, rounded to the nearest whole share. The total number of shares underlying each Initial Award was 12,315. Each Initial Award vests on the earlier of: (i) the first anniversary of the date the Initial Award is granted or (ii) the day prior to the date of the annual meeting of our stockholders (the “Annual Meeting”) next following the date the Initial Award was granted, in each case, subject to the non-employee continuing to provide services to us through the applicable vesting date.

New Director Award

Each individual who becomes a non-employee director on or after the effective date of the director compensation policy will automatically be granted on the date of the director’s appointment a new director award of restricted stock units (the “New Director Award”), with a grant date fair value (determined in accordance with U.S. generally accepted accounting principles) of $150,000 multiplied by a fraction (i) the numerator of which is (x) 12 minus (y) the number of months between the date of the last annual meeting of stockholders and the date the non-employee directors becomes a member of the board of directors and (ii) the denominator of which is 12. The New Director Award will vest on the earlier of (i) the one-year anniversary of the date the New Director Award is granted or (ii) the day of the annual meeting next following the date the New Director Award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

Annual Award

Each non-employee director will automatically receive, on the date of each annual meeting of our stockholders following the effective date of the policy, an annual award of restricted stock units (an “Annual Award”), with a grant date fair value (determined in accordance with GAAP) of $150,000, rounded to the nearest whole share. The Annual Award will vest on the earlier of (i) the one-year anniversary of the date the Annual Award is granted or (ii) the day prior to the date of the annual meeting next following the date the Annual Award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

In the event of a “change in control” (as defined in the 2021 Plan), each non-employee director’s outstanding awards will become fully vested.

ITEM 11. EXECUTIVE COMPENSATION

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving these goals.

We believe our compensation program should promote the success of our company and align executive incentives with the long-term interests of our stockholders. Our current compensation programs primarily consist of salary, bonus and equity compensation awards. As our needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require.

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below, and in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In general, compensation information included in the following discussion is presented in actual dollar amounts.

Our named executive officers, consisting of each individual serving in the role of principal executive officer and the next two most highly compensated executive officers (other than our principal executive officers), as of December 31, 2021 were:

•
Kiva Allgood, our Chief Executive Officer;
•
Benjamin Wolff, our Executive Chairman and former Chief Executive Officer;
•
Marian Joh, our former Chief Operating Officer; and
•
Fraser Smith, our Chief Innovation Officer.

Summary Compensation Table

The following table presents information regarding the compensation of our named executive officers for services rendered during the fiscal years ended December 31, 2020 and December 31, 2021:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Total ($)
Kiva Allgood	2021	$8,654		$—	$3,000,002	$3,001,038	$6,009,694
Chief Executive Officer
Benjamin Wolff (3)	2021	$396,258		$225,500	$45,049,998	$5,565,845	$51,237,601
Executive Chairman	2020	$163,561	(4)	$—	$354,442	$—	$518,003
Marian Joh	2021	$256,923		$—	$1,802,000	$2,202,861	$4,261,784
Chief Operating Officer
Fraser Smith	2021	$334,719		$122,500	$—	$—	$457,219
Chief Innovation Officer	2020	$285,005	(5)	$—	$161,985	$—	$446,990

(1)
The amounts in this column represent discretionary bonuses approved by our compensation committee in recognition of these named executive officers’ contributions to our company in 2021 and their continued employment with us. The amounts represent 100% of the named executive officer’s target annual bonus for 2021.
(2)
The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB ASC Topic 718. See Notes 1 and 8 to Sarcos’ audited consolidated financial statements included elsewhere in this report for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.
(3)
Benjamin Wolff served as our Chief Executive Officer from September 24, 2021 until December 12, 2021. Prior to that, Mr. Wolff served as the Chief Executive Officer of Old Sarcos in 2020 and 2021.
(4)
This amount reflects the period between January 1, 2020 and September 28, 2020, during which Mr. Wolff’s salary was reduced to $83,047.71.
(5)
This amount reflects the period between January 1, 2020 and January 31, 2020, during which Mr. Smith’s salary was reduced to $7,528.73.

Outstanding Equity Awards at Fiscal 2021 Year-End

The following table sets forth information regarding outstanding equity awards held by Sarcos’ named executive officers as of December 31, 2021.

		Stock Awards			Option Awards
Name (3)	Grant Date (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market Value of Units of Stock that Have Not Vested (2) ($)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable Unearned Options		Option Exercise Price	Option Expiration Date
Kiva Allgood	12/13/2021	—		—	—	680,272	(4)	$7.31	12/12/2031
Kiva Allgood	12/13/2021	410,397	(5)	$3,000,002	—	—		—
Benjamin Wolff	3/31/2021	5,129,222	(6)	$45,049,997	—	—		—
Benjamin Wolff	5/11/2021	—		—	—	1,025,844	(7)	$8.79	5/11/2031
Marian Joh	9/24/2021	250,168	(8)	$1,802,000	—	—		—
Marian Joh	6/17/2021	—		—	—	153,876	(9)	$8.79	6/16/2031
Marian Joh	6/17/2021	—		—	—	256,461	(10)	$8.79	6/16/2031

(1) Represents grant dates of the stock option and stock awards.

(2) The amounts in this column represent the grant date fair value calculated in accordance with FASB ASC Topic 718.

(3) Fraser Smith does not have any outstanding equity awards at Fiscal 2021 year end.

(4) 25% of the shares subject to the Option will vest on December 13, 2022, and thereafter 1/12th of the shares subject to the Option shall vest every three months on the same day of the month, subject to the Reporting Person's continued service to the Issuer through such date.

(5) Represents restricted stock units (“RSUs”) granted pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) which can only be settled with shares of common stock. 25% of the award will vest on December 13, 2022, and thereafter 1/12th of the remaining portion of the award will vest every three months on the same day of the month subject to the Reporting Person’s continued service to the Issuer through such date.

(6) Vests over a 15-month period following the consummation of a qualifying transaction, subject to Mr. Wolff’s continued service. See “2021 Wolff Equity Awards” section below.

(7) Vests and becomes exercisable as to 25% of the grant on September 24, 2022, the one-year anniversary of the closing of the Business Combination, and as to 1/36th of the remaining portion of the grant at the end of each month thereafter, provided that 100% immediately vests and becomes exercisable upon the earlier of (i) a termination of service for reason other than a voluntary termination by Mr. Wolff that is not for “good reason” or a termination by us for cause, in either case, on or within the twelve (12) month period following the consummation of a change of control or (ii) the death of Mr. Wolff.

(8) Represents RSUs, each RSU representing the right to receive one share of our common stock, (i) 51,292 of which will vest upon satisfaction of two conditions while the reporting person remains an employee or provider of services to us: (A) a time and service requirement satisfied as to 1/4th of the RSUs on February 23, 2022 and thereafter 1/36th of the RSUs on each monthly vesting date following the vesting commencement date; and (B) a liquidity event requirement satisfied on the earliest to occur of the twelve months following the closing of an IPO of the our equity securities pursuant to an effective registration statement, immediately prior to a change in control transaction or immediately prior to an acquisition of the common stock of the company and 153,876 of which will vest upon satisfaction of two conditions while the reporting person remains an employee or provider of services to the Issuer: (A) a time and service requirement satisfied as to 1/4th of the RSUs on April 21, 2022 and thereafter 1/36th of the RSUs on each monthly vesting date following the vesting commencement date; and (B) a liquidity event requirement satisfied on the earliest to occur of the twelvemonths following the closing of an IPO of our equity securities pursuant to an effective registration statement, immediately prior to a change in control transaction or immediately prior to an acquisition of the common stock of the company. Our board of directors has waived the deemed the liquidity event requirement conditions satisfied effective as of the of the Business Combination.

(9) 25% of the shares subject to the option would have vested on February 23, 2022 with 1/48th of the shares subject to the option vesting monthly thereafter. This award was cancelled in connection with the termination of Ms. Joh's employment.

(10) 25% of the shares subject to the option would have vested on May 6, 2022 with 1/48th of the shares subject to the option vesting monthly thereafter. This award was cancelled in connection with the termination of Ms. Joh's employment.

2021 Equity Compensation Decisions

2021 Wolff Equity Awards

In February 2021, Mr. Wolff was granted an award of shares of Old Sarcos Common Stock which, following the consummation of the Business Combination, represents 5,129,222 shares of Common Stock (the “2021 Wolff RSA”). In May 2021, Mr. Wolff was granted an option to purchase shares of Old Sarcos Common Stock with an exercise price equal to the fair market value of Old Sarcos’ Common Stock, as determined by Old Sarcos’ board of directors on the grant date (the “2021 Wolff Option” and together with the 2021 Wolff RSA, the “2021 Wolff Equity Awards”). Following the consummation of the Business Combination, the 2021 Wolff Option represents an option to purchase 1,025,844 shares of Common Stock at an exercise price per share equal to $8.79.

The Old Sarcos’ board of directors, in consultation with an outside compensation consultant, considered many factors in determining the size and terms of the 2021 Wolff Equity Awards, including Mr. Wolff’s percentage ownership in Old Sarcos, the estimated value of his Old Sarcos ownership interests, market data for similarly situated executives at comparable companies with an emphasis on the ownership percentage, Mr. Wolff’s past and expected future contributions to Old Sarcos, and the potential dilutive effect of these grants if Old Sarcos consummated a transaction with Rotor or any other qualifying transaction.

The 2021 Wolff RSA vests in four, equal quarterly installments beginning on the date that is six months following the Business Combination, subject to Mr. Wolff’s continued service, provided that 100% of the 2021 Wolff RSA will immediately vest upon the earlier of (i) a change of control following the Business Combination, (ii) a termination of Mr. Wolff’s service for reason other than a voluntary termination by Mr. Wolff that is not for “good reason” or a termination by Sarcos for “cause”, in either case, on or within the twelve (12) month period following the consummation of a “change of control” that occurs before a qualifying merger transaction (which transaction would include the closing of the Business Combination) or (iii) Mr. Wolff’s death.

The 2021 Wolff Option vests and becomes exercisable as to 25% of the grant on the one-year anniversary of the Business Combination, and as to 1/36th of the remaining portion of the grant at the end of each month thereafter, provided that 100% of the 2021 Wolff Option immediately vests and becomes exercisable upon the earlier of (i) a termination of Mr. Wolff’s service for reason other than a voluntary termination by Mr. Wolff that is not for “good reason” or a termination by Sarcos for “cause”, in either case, on or within the twelve (12) month period following the consummation of a “change of control” or (ii) Mr. Wolff’s death. The 2021 Wolff Option has a term of 10 years, subject to earlier termination upon his termination.

2021 RSU Amendment

In April 2021, the Old Sarcos’ board of directors approved an amendment to awards of restricted stock units held by each of the named executive officers. This amendment resulted in the satisfaction of the liquidity-event performance condition upon the completion of the Business Combination.

Named Executive Officer Employment Arrangements

Our named executive officers are at-will employees. The key terms of employment with respect to our named executive officers are discussed below. In addition, each of our named executive officers has executed our standard form of confidential information, invention assignment, nonsolicitation and noncompetition agreement, or confidentiality agreement.

Kiva Allgood

In December 2021, we entered into an employment agreement with Ms. Allgood (the “Allgood Employment Agreement”) in connection with Ms. Allgood’s appointment as our president and chief executive officer. The Allgood Employment Agreement does not have a specific term and provides that Ms. Allgood is an at-will employee. Under the Allgood Employment Agreement, Ms. Allgood receives an initial base salary of $450,000 per year and is eligible to receive an annual target bonus of 100% of Ms. Allgood’s annual base salary. During the term of her employment with us, and for so long as she spends more than half of her working-time each month at our Salt Lake City headquarters, we will pay her a monthly stipend in cash of $5,000 per month, less applicable tax withholding, to cover the cost of her corporate housing costs in the Salt Lake City metropolitan area.

In connection with Ms. Allgood’s appointment as President and Chief Executive Officer, the board of directors granted to Ms. Allgood (1) an option to purchase shares of our common stock with an approximate value of $3,000,000 (the “Option”) and (2) an award of restricted stock units with respect to shares of our common stock with an approximate value of $3,000,000 (the “RSU Award”). These equity awards are described in further detail in the “Outstanding Equity Awards at Fiscal 2021 Year-End” table above.

If, within the period beginning three months before and ending twelve months after a change in control, or the change in control period, Ms. Allgood’s employment is terminated by us without “cause” (excluding by reason of death, or “disability”) or she resigns for “good reason” (as such terms are defined in her employment agreement), Ms. Allgood will become entitled to the following benefits:

•
a lump-sum payment equal to twelve months of her annual base salary at the highest rate during the term of the Allgood Employment Agreement;
•
a lump-sum payment equal to 100% of her target annual bonus as in effect for the fiscal year in which her termination of employment occurs or, if such amount is greater, as in effect immediately before the change in control;
•
reimbursement for the premium costs to continue health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended, or COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to twelve months following her termination date; and
•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at target levels.

If, outside the change in control period, Ms. Allgood’s employment is terminated by us without cause (excluding by reason of death or disability) or she resigns for good reason, Ms. Allgood will become entitled to the following benefits:

•
continued payment of her annual base salary at the highest rate during the term of the Allgood Employment Agreement for a period of twelve months following her termination date; and
•
reimbursement for the premium costs to continue health coverage under COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to twelve months following her termination date.

The receipt of the payments and benefits above is conditioned on Ms. Allgood timely signing and not revoking a release of claims, complying with her confidentiality agreement, and resigning from all officer and director positions with us.

In addition, if any of the payments or benefits provided for under Ms. Allgood’s employment agreement or otherwise payable to Ms. Allgood would constitute “parachute payments” within the meaning of Section 280G of the Code, and would be subject to the related excise tax, she would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to her. Ms. Allgood’s employment agreement does not require us to provide any tax gross-up payments to her.

Benjamin Wolff

In December 2021, we entered into an amended and restated employment agreement with Mr. Wolff (the “Wolff Employment Agreement”) in connection with Mr. Wolff’s appointment as our executive chairman and resignation as our chief executive officer. The Wolff Employment Agreement does not have a specific term and provides that Mr. Wolff is an at-will employee. Under the Wolff Employment Agreement, Mr. Wolff’s base salary was reduced to $350,000 per year and he will not be eligible for annual performance bonuses effective of January 1, 2022. In addition, the Wolff Employment Agreement provides that Mr. Wolff will be eligible to receive annual equity awards of our restricted stock units with a target value of approximately $500,000 pursuant to any plans or arrangements we may have in effect from time to time.

If, within the period beginning three months before and ending twelve months after a change in control, or the change in control period, Mr. Wolff’s employment is terminated by us without “cause” (excluding by reason of death, or “disability”) or he resigns for “good reason” (as such terms are defined in his employment agreement), Mr. Wolff will become entitled to the following benefits:

•
a lump-sum payment equal to twelve months of his annual base salary at the highest rate during the term of the Wolff Employment Agreement;
•
a lump-sum payment equal to 100% of his target annual bonus as in effect for the fiscal year in which his termination of employment occurs or, if such amount is greater, as in effect immediately before the change in control;
•
reimbursement for the premium costs to continue health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended, or COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to twelve months following his termination date; and
•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at target levels.

If, outside the change in control period, Mr. Wolff’s employment is terminated by us without cause (excluding by reason of death or disability) or he resigns for good reason, Mr. Wolff will become entitled to the following benefits:

•
continued payment of his annual base salary at the highest rate during the term of the Wolff Employment Agreement for a period of twelve months following his termination date;
•
reimbursement for the premium costs to continue health coverage under COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to twelve months following his termination date; and
•
each time-based our equity award (or portion thereof) that would have vested and, if applicable, become exercisable, had Mr. Wolff continued his employment through the date that is twelve (12) months following the termination date.

In addition, if Mr. Wolff’s employment is terminated by us due to Mr. Wolff’s disability or due to his death, 100% of his then-unvested our equity awards will immediately vest and, if applicable become exercisable.

The receipt of the payments and benefits above is conditioned on Mr. Wolff timely signing and not revoking a release of claims, complying with his confidentiality agreement, and resigning from all officer and director positions with us.

In addition, if any of the payments or benefits provided for under Mr. Wolff’s employment agreement or otherwise payable to Mr. Wolff would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, and would be subject to the related excise tax, he would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. Mr. Wolff’s employment agreement does not require us to provide any tax gross-up payments to him.

Marian Joh

In September 2021, we entered into an employment agreement with Ms. Joh, our Chief Operating Officer, that provides for the severance and change in control benefits described below and supersedes any then-existing employment agreement or arrangement Ms. Joh may have had with us. The employment agreement does not have a specific term and provides that Ms. Joh is an at-will employee. Under the employment agreement, Ms. Joh received a base salary of $350,000 per year and was eligible to receive an annual target bonus of 35% of Ms. Joh’s annual base salary.

If, within the period beginning three months before and ending twelve months after a change in control, or the change in control period, Ms. Joh’s employment was terminated by us without “cause” (excluding by reason of death, or “disability”) or she resigned for “good reason” (as such terms are defined in her employment agreement), Ms. Joh would have become entitled to the following benefits:

•
a lump-sum payment equal to six months of her annual base salary as of immediately before her termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) or, if such amount is greater, as of immediately before the change in control;
•
a lump-sum payment equal to 100% of her target annual bonus as in effect for the fiscal year in which her termination of employment occurs or, if such amount is greater, as in effect immediately before the change in control;
•
reimbursement for the premium costs to continue health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended, or COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to six months following her termination date; and
•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at target levels.

If, outside the change in control period, Ms. Joh’s employment was terminated by us without cause (excluding by reason of death or disability) or she resigned for good reason, Ms. Joh would have become entitled to the following benefits:

•
continued payment of her annual base salary as of immediately before her termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) for six months following her termination date; and
•
reimbursement for the premium costs to continue health coverage under COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to six months following her termination date.

The receipt of the payments and benefits above is expected to be conditioned on Ms. Joh timely signing and not revoking a release of claims, complying with her confidentiality agreement, and resigning from all officer and director positions with us.

In addition, if any of the payments or benefits provided for under Ms. Joh’s employment agreement or otherwise payable to Ms. Joh would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax, she would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to her. Ms. Joh’s employment agreement does not require us to provide any tax gross-up payments to her. Ms. Joh’s employment agreement terminated on her employment termination date.

Fraser Smith

In September 2021, we entered into an employment agreement with Dr. Smith, our Chief Innovation Officer, that provides for the severance and change in control benefits described below and supersedes any then-existing employment agreement or arrangement Dr. Smith may have had with us other than the agreement memorializing his award of restricted stock units outstanding immediately prior to the Business Combination. The employment agreement does not have a specific term and provides that Dr. Smith is an at-will employee. Under the employment agreement, Dr. Smith receives a base salary of $350,000 per year and is eligible to receive an annual target bonus of 35% of Dr. Smith’s annual base salary.

If, within the period beginning three months before and ending twelve months after a change in control, or the change in control period, Dr. Smith’s employment is terminated by us without “cause” (excluding by reason of death, or “disability”) or he resigns for “good reason” (as such terms are defined in his employment agreement), Dr. Smith will become entitled to the following benefits:

•
a lump-sum payment equal to six months of his annual base salary as of immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) or, if such amount is greater, as of immediately before the change in control;
•
a lump-sum payment equal to 100% of his target annual bonus as in effect for the fiscal year in which his termination of employment occurs or, if such amount is greater, as in effect immediately before the change in control;
•
reimbursement for the premium costs to continue health coverage under the Consolidated Omnibus Reconciliation Act of 1985 as amended, or COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to six months following his termination date; and
•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at target levels.

If, outside the change in control period, Dr. Smith’s employment is terminated by us without cause (excluding by reason of death or disability) or he resigns for good reason, Dr. Smith will become entitled to the following benefits:

•
continued payment of his annual base salary as of immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) for six months following his termination date; and
•
reimbursement for the premium costs to continue health coverage under COBRA, or taxable monthly payments in lieu thereof equal to such premium costs, in either case, for up to six months following his termination date.

The receipt of the payments and benefits above is expected to be conditioned on Dr. Smith timely signing and not revoking a release of claims, complying with his confidentiality agreement, and resigning from all officer and director positions with us.

In addition, if any of the payments or benefits provided for under Dr. Smith’s employment agreement or otherwise payable to Dr. Smith would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax, he would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. Dr. Smith’s employment agreement does not require us to provide any tax gross-up payments to him.

Employee Benefit and Stock Plans

2021 Plan

The following paragraphs provide a summary of the principal features of the 2021 Plan and its operation. However, this summary is not a complete description of all of the provisions of the 2021 Plan and is qualified in its entirety by the specific language of the 2021 Plan.

As of December 31, 2021, options to purchase 1,890,231 shares of Common Stock and restricted stock units covering 726,955 shares of Common Stock were outstanding under the 2021 Plan.

Purposes of the 2021 Plan

The purposes of the 2021 Plan are to attract and retain personnel for positions with us, any parent or subsidiary, and any entity that is in control of, is controlled by or is under common control with us (such entities are referred to herein as our group); to provide additional incentive to employees, directors, and consultants; and to promote the success of our business. These incentives may be provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards as the administrator of the 2021 Plan may determine.

Authorized Shares

Subject to the adjustment provisions contained in the 2021 Plan, the maximum number of shares of Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 30,000,000 shares of Common Stock, plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12,760,600 shares of Common Stock.

Generally, if an award expires or becomes unexercisable without having been exercised in full, is surrendered under an exchange program described below or, with respect to restricted stock, restricted stock units or performance awards, is forfeited to or reacquired by us due to the failure to vest, the unpurchased shares (or for awards other than options or stock appreciation rights, the forfeited or repurchased shares) that were subject to such awards will become available for future grant or sale under the 2021 Plan (unless it has terminated). With respect to stock appreciation rights, only shares actually issued will cease to be available. Shares that actually have been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale. To the extent an award is paid out in cash rather than shares, such cash payment will not reduce the number of shares available for issuance.

If any extraordinary dividend or other extraordinary distribution (whether in cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of our shares or other securities, other change in our corporate structure affecting the shares, or any similar equity restructuring transaction, as that term is used in Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (or any of its successors) affecting the shares occurs (including a change in control of us), the administrator, to prevent diminution or enlargement of the benefits or potential benefits intended to be provided under the 2021 Plan, will adjust the number and class of shares that may be delivered under the 2021 Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits contained in the 2021 Plan.

Plan Administration

The Compensation Committee administers the 2021 Plan and is referred to as the administrator. Different administrators may administer the 2021 Plan with respect to different groups of service providers. However, our board of directors retains the authority to concurrently administer the 2021 Plan and revoke the delegation of some or all authority previously delegated.

Subject to the terms of the 2021 Plan and applicable laws, the administrator generally will have the power, in its sole discretion, to make any determinations and perform any actions deemed necessary or advisable for administering the 2021 Plan. The administrator will have the power to administer the 2021 Plan, including the power to construe and interpret the 2021 Plan and awards granted under the 2021 Plan, and determine the terms of awards, including the exercise price (if any), the number of shares of Common Stock subject to each award, the time when awards may vest or be exercised (including the ability to accelerate the vesting and exercisability of awards), and the form of consideration payable upon exercise, if applicable. The administrator may select the service providers to whom awards may be granted and approve forms of awards agreements under the 2021 Plan. The administrator will also have the authority to amend awards (including the discretionary authority to extend the post-termination exercisability period of awards and to extend the maximum term of an option) and to temporarily suspend the exercisability of an award if the administrator deems such suspension to be necessary or appropriate for administrative purposes, subject to the provisions of the 2021 Plan. The administrator may institute and determine the terms and conditions of an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have higher or lower exercise prices and different terms), awards of a different type, and/or cash, (ii) participants have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator, and/or (iii) the exercise price of an outstanding award is increased or reduced. Unless a participant is on an approved leave of absence, the administrator will have sole discretion to determine the date on which a participant stops actively providing services to us or our group. The administrator’s decisions, determinations, and interpretations are final and binding on all participants and any other holders of awards.

Eligibility

Persons eligible to receive awards under the 2021 Plan include our officers and other employees, non-employee directors and our consultants.

Stock Options

Options may be granted under the 2021 Plan. Subject to the provisions of the 2021 Plan, the administrator will determine the terms and conditions of options, including when such options vest and become exercisable (and the administrator will have the discretion to accelerate the time at which such options will vest or become exercisable). The per share exercise price of any option generally must be at least 100% of the fair market value of a share on the date of grant, and the term of an incentive stock option may not be more than 10 years. However, with respect to any incentive stock option granted to an individual who owns 10% of the voting power of all classes of our stock or any of its parent or subsidiary corporations, the term of such option must not exceed 5 years, and the per share exercise price of such incentive stock option must be at least 110% of the fair market value of a share on the grant date. After a participant’s service terminates, he or she generally may exercise the vested portion of his or her option for the period of time stated in his or her option agreement. In no event may an option be exercised later than the expiration of its term, except in certain circumstances where the expiration occurs during a period where exercise is not permitted under applicable law, as described more fully in the 2021 Plan. Subject to the provisions of the 2021 Plan, the administrator will determine the other terms of options, including the acceptable forms of consideration for exercising an option.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of Common Stock between the exercise date and the date of grant. Subject to the provisions of the 2021 Plan, the administrator will determine the terms and conditions of stock appreciation rights, including when such rights vest and become exercisable (and the administrator will have the discretion to accelerate the time at which such rights will vest or become exercisable) and whether to pay any increased appreciation in cash, shares, or a combination of both. The per share exercise price of a stock appreciation right must be at least 100% of the fair market value a share on the date of grant with respect to United States taxpayers, and the term of a stock appreciation right will be no more than 10 years. After a participant’s service terminates, he or she generally may exercise the vested portion of his or her stock appreciation right for the period of time stated in his or her option agreement. However, in no event may a stock appreciation right be exercised later than the expiration of its terms, except in certain circumstances where the expiration occurs during a period where exercise is not permitted under applicable law, as described more fully in the 2021 Plan.

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us or members of our group), and the administrator will have the discretion to accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting but will not have dividend rights with respect to such shares upon grant without regard to the restriction, unless the administrator provides otherwise. Shares of restricted stock as to which the restrictions have not lapsed are subject to our right of repurchase or forfeiture.

Restricted Stock Units

Restricted stock units may be granted under the 2021 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one Share. The administrator will determine the terms and conditions of restricted stock units including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. The administrator will have the discretion to accelerate the time at which any restrictions will lapse or be removed and to settle earned restricted stock units in cash, shares, or a combination of both.

Performance Awards

Performance awards may be granted under the 2021 Plan. Performance awards are awards that will result in a payment to a participant only if objectives established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance objectives in its discretion, which, depending on the extent to which they are met, will determine the value of the payout for the performance awards to be paid out to participants. The administrator will have the discretion to reduce or waive any performance objectives or other vesting provisions for performance awards. Performance awards will have a threshold, target, and maximum payout value established by the administrator on or before to the grant date. The administrator will have the discretion to pay earned performance awards in the form of cash, shares, or in some combination of both.

Non-Employee Directors

The 2021 Plan provides that any non-employee director, in any fiscal year, may not be paid, issued or granted cash retainer fees and equity awards (including awards under the 2021 Plan) with an aggregate value of more than $500,000, increased to $750,000 in connection with the non-employee director’s initial service, with the value of each equity award based on its grant date fair value. For purposes of this limitation, the grant date fair value is determined in accordance with U.S. generally accepted accounting principles. Any cash compensation or equity awards granted under the 2021 Plan to a non-employee director for his or her services as an employee, or for his or her services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Non-Transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer or disposal of awards and only the recipient of an award may exercise an award during his or her lifetime. Any unauthorized transfer will be void.

Dissolution or Liquidation

If there is a proposed liquidation or dissolution of us, the administrator will notify participants at such time before the effective date of such event as the administrator determines and all awards, to the extent that they have not been previously exercised, will terminate immediately before the consummation of such event.

Merger or Change in Control

The 2021 Plan provides that if there is a merger or a “change in control” (as defined under the 2021 Plan) of us, each outstanding award will be treated as the administrator determines (subject to the following paragraph) without a participant’s consent, including that an award be continued by the successor corporation or that vesting of awards may accelerate automatically upon consummation of the transaction. The administrator will not be required to treat all awards, portions of awards or participants similarly and may modify awards, subject to the provisions of the 2021 Plan.

If the successor corporation does not continue an award (or some portion of such award), the participant will fully vest in (and have the right to exercise) 100% of the then-unvested shares subject to his or her outstanding options and stock appreciation rights, all restrictions on 100% of the participant’s outstanding restricted stock and restricted stock units will lapse, and, regarding 100% of participant’s outstanding awards with performance-based vesting, all performance goals or other vesting criteria will be treated as achieved at 100% of target levels and all other terms and conditions met. In no event will vesting of an award accelerate as to more than 100% of the award. If options or stock appreciation rights are not continued when a change in control or a merger of us with or into another corporation or other entity occurs, the administrator will notify the participant in writing or electronically that the participant’s vested options or stock appreciation rights (after considering the foregoing vesting acceleration, if any) will be exercisable for a period of time determined by the administrator in its sole discretion and all of the participant’s options or stock appreciation rights will terminate upon the expiration of such period (whether vested or unvested).

With respect to awards held by a non-employee director, in the event of a change in control, the non-employee director will fully vest in and have the right to exercise his or her options and/or stock appreciation rights, all restrictions on his or her restricted stock and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant.

Forfeiture and Clawback

All awards granted under the 2021 Plan will be subject to recoupment under any clawback policy that we are required to adopt under applicable law or listing standards. In addition, the administrator may impose such other clawback, recovery or recoupment provisions in an award agreement as the administrator determines necessary or appropriate, including without limitation to any reacquisition right regarding previously acquired shares or other cash or property. In addition, the administrator may provide in an award agreement that the recipient’s rights, payments, and benefits with respect to such award shall be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of specified events, in addition to any otherwise applicable vesting or performance conditions of an award.

Amendment or Termination

The 2021 Plan became effective upon the closing of the Business Combination and will continue in effect until terminated by the administrator, but no incentive stock options may be granted after ten (10) years from the earlier of the Board or stockholder approval of the 2021 Plan. In addition, the Board will have the authority to amend, suspend, or terminate the 2021 Plan, but such action generally may not materially impair the rights of any participant without his or her written consent.

2021 Employee Stock Purchase Plan

The following paragraphs provide a summary of the principal features of the ESPP and its operation. However, this summary is not a complete description of all of the provisions of the ESPP and is qualified in its entirety by the specific language of the ESPP.

Purpose

The purpose of the ESPP is to provide our eligible employees with an opportunity to purchase shares of Common Stock through accumulated contributions, which generally will be made through payroll deductions. The ESPP permits the administrator (as discussed below) to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. In addition, the ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives.

Shares Available for Issuance

Subject to adjustment upon certain changes in our capitalization as described in the ESPP, the maximum number of shares of Common Stock that will be available for issuance under the ESPP will be 3,000,000 shares. The shares may be authorized, but unissued, or reacquired Common Stock. We currently are unable to determine how long this share reserve may last because the number of shares that will be issued in any year or offering period depends on a variety of factors that cannot be predicted with certainty, including, for example, the number of employees who elect to participate in the ESPP, the level of contributions made by participants and the future price of shares of Common Stock.

Administration

The ESPP is administered by the Board or a committee appointed by the Board that is constituted to comply with applicable laws. The compensation committee is the administrator of the ESPP. Subject to the terms of the ESPP, the administrator has full and exclusive discretionary authority to construe, interpret and apply the terms of the ESPP, to delegate ministerial duties to any of our employees, to designate separate offerings under the ESPP, to designate subsidiaries and affiliates as participating in the Section 423 Component and the Non-Section 423 Component, to determine eligibility, to adjudicate all disputed claims filed under the ESPP and to establish such procedures that it deems necessary or advisable for the administration of the ESPP. The administrator is authorized to adopt rules and procedures in order to: determine eligibility to participate, determine the definition of compensation for the purposes of contributions to the ESPP, handle contributions to the ESPP, coordinate the making of contributions to the ESPP, establish bank or trust accounts to hold contributions to the ESPP, effect the payment of interest, effect the conversion of local currency, satisfy obligations to pay payroll tax, determine beneficiary designation requirements, implement and determine withholding procedures and determine procedures for the handling of stock certificates that vary with applicable local requirements. The administrator also is authorized to determine that, to the extent permitted by applicable law, the terms of a purchase right granted under the ESPP or an offering to citizens or residents of a non-U.S. jurisdiction will be less favorable than the terms of options granted under the ESPP or the same offering to employees resident solely in the United States. Every finding, decision and determination made by the administrator will, to the full extent permitted by law, be final and binding upon all parties.

Eligibility

Generally, all of our employees will be eligible to participate if they are customarily employed by us, or any of our participating subsidiary or affiliate, for at least 20 hours per week and more than five months in any calendar year. The administrator, in its discretion, may, prior to an enrollment date, for all options to be granted on such enrollment date in an offering, determine that an employee who (i) has not completed at least two years of service (or a lesser period of time determined by the administrator) since his or her last hire date, (ii) customarily works not more than 20 hours per week (or a lesser period of time determined by the administrator), (iii) customarily works not more than five months per calendar year (or a lesser period of time determined by the administrator), (iv) is a highly compensated employee within the meaning of Section 414(q) of the Code, or (v) is a highly compensated employee within the meaning of Section 414(q) of the Code with compensation above a certain level or is an officer or subject to disclosure requirements under Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended, is or is not eligible to participate in such offering period.

However, an employee may not be granted rights to purchase shares under the ESPP if such employee:

•
immediately after the grant would own capital stock and/or hold outstanding options to purchase such stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock or of any of our parent or subsidiary; or

•
holds rights to purchase shares under all our employee stock purchase plans or any of our parent or subsidiary that accrue at a rate that exceeds $25,000 worth of shares for each calendar year in which such rights are outstanding at any time.

Offering Periods

The ESPP includes a component that allows us to make offerings intended to qualify under Section 423 of the Code and a component that allows us to make offerings not intended to qualify under Section 423 of the Code to designated companies, as described in the ESPP. Offering periods will begin and end on such dates as may be determined by the administrator in its discretion, in each case on a uniform and nondiscriminatory basis, and may contain one or more purchase periods. The administrator may change the duration of offering periods (including commencement dates) with respect to future offerings so long as such change is announced prior to the scheduled beginning of the first offering period affected. No offering period may last more than twenty-seven (27) months.

Contributions

The ESPP permits participants to purchase shares of Common Stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings but excludes payments for commissions, incentive compensation, bonuses, payments for overtime and shift premium, equity compensation income and other similar compensation. Unless otherwise determined by the administrator, a participant may not change the rate of his or her contributions during an offering period.

Exercise of Purchase Right

Amounts contributed and accumulated by the participant are used to purchase shares of Common Stock at the end of each purchase period. A participant may purchase a maximum number of shares during a purchase period as determined by the administrator in its discretion and on a uniform and nondiscriminatory basis. The purchase price of the shares will be 85% of the lower of the fair market value of Common Stock on the first trading day of the offering period or on the exercise date, which is generally the last trading day of a purchase period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

Termination of Participation

Participation in the ESPP generally terminates when a participating employee’s employment with us or a designated company ceases for any reason, the employee withdraws from the ESPP or we terminate or amend the ESPP such that the employee no longer is eligible to participate. An employee may withdraw his or her participation in the ESPP at any time in accordance with procedures, and prior to any applicable deadline, specified by the administrator. Upon withdrawal from the ESPP, in general the employee will receive all amounts credited to his or her account without interest (unless otherwise required under applicable law) and his or her payroll withholdings or contributions under the ESPP will cease.

Non-Transferability

Neither contributions credited to a participant’s account nor rights to purchase shares of Common Stock and any other rights and interests under the ESPP may be assigned, transferred, pledged or otherwise disposed of (other than by will, the laws of descent and distribution or beneficiary designation in the event of death). Any attempt at such prohibited disposition will be without effect, except that we may treat such act as an election to withdraw participation.

Certain Transactions

In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of shares of Common Stock or our other securities, or other change in our corporate structure affecting the Common Stock occurs (other than any ordinary dividends or other ordinary distributions), the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the ESPP in such manner it may deem equitable, will adjust the number and class of shares that may be delivered under the ESPP, the purchase price per share, the class and the number of shares covered by each purchase right under the ESPP that has not yet been exercised, and the numerical limits of the ESPP.

In the event of our proposed dissolution or liquidation, any ongoing offering periods will be shortened and will terminate immediately before completion of the proposed dissolution or liquidation following the purchase of shares under the shortened offering periods, unless provided otherwise by the administrator. Prior to the new exercise date, the administrator will notify participants regarding the new exercise date and the exercise to occur on such date.

In the event of our merger or “change in control” (as defined in the ESPP), each outstanding option under the ESPP will be assumed or substituted for by the successor corporation or its parent or subsidiary. In the event that options are not assumed or substituted for, the offering period will be shortened by setting a new exercise date on which the offering period will end, which will occur prior to the closing of the merger or change in control. Prior to the new exercise date, the administrator will notify participants regarding the new exercise date and the exercise to occur on such date.

Amendment; Termination

The administrator has the authority to amend, suspend or terminate the ESPP. The ESPP automatically will terminate in 2041, unless it is terminated sooner. If the administrator determines that the ongoing operation of the ESPP may result in unfavorable financial accounting consequences, the administrator may modify, amend or terminate the ESPP to reduce or eliminate such accounting consequence. If the ESPP is terminated, the administrator in its discretion may terminate all outstanding offering periods either immediately or after completion of the purchase of shares under the ESPP (which may be adjusted to occur sooner than originally scheduled), or in accordance with their terms. If options are terminated prior to their expiration, then all amounts credited to participants that have not been used to purchase shares will be returned, without interest (unless otherwise required under applicable law), as soon as administratively practicable.

Sarcos Corp. 2015 Equity Incentive Plan

The Sarcos 2015 Equity Incentive Plan, or the 2015 Plan, was adopted by the Old Sarcos’ board of directors on June 22, 2015 and approved by Old Sarcos’ stockholders on June 22, 2015. The shareholders of Old Sarcos last amended the 2015 Plan on January 5, 2020.

The 2015 Plan terminated in connection with the closing of the Business Combination and Old Sarcos will not grant any additional awards under the 2015 Plan. The 2015 Plan will, however, continue to govern the terms and conditions of the outstanding awards granted under the 2015 Plan prior to the termination of the 2015 Plan.

Authorized Shares

As of December 31, 2021, options to purchase 8,136,863 shares of Common Stock, restricted stock units covering 235,624 shares of Common Stock, and 5,129,222 shares of restricted Common Stock were outstanding under the 2015 Plan.

Plan Administration

Our Compensation Committee currently administers the 2015 Plan. The administrator is authorized to interpret the provisions of the 2015 Plan and individual award agreements and generally to take any other actions that are contemplated by the 2015 Plan or necessary or desirable in the administration of the 2015 Plan and individual award agreements. Any decision made or action taken by the administrator or in connection with the administration of the 2015 Plan will be final and conclusive on all persons.

Stock Options

Prior to the Closing, the administrator granted nonstatutory stock options under the 2015 Plan. The exercise price of such options must equal at least the fair market value of Old Sarcos’ common stock on the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, check, bank draft, money order, promissory note, delivery of shares, “net exercise” or other property acceptable to the administrator. Subject to the provisions of the 2015 Plan, the administrator determines the remaining terms of the options (e.g., vesting).

Restricted Stock

Prior to the Closing, restricted stock may be granted under the 2015 Plan. Shares of restricted stock vest, and the restrictions on such shares will lapse, in accordance with terms and conditions established by the administrator. The administrator, in its sole discretion, may accelerate the time at which any restrictions lapse or be removed. Recipients of restricted stock awards have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. The specific terms will be set forth in an award agreement.

Restricted Stock Units

Prior to the Closing, restricted stock units were granted under the 2015 Plan. The administrator determines the terms and conditions of restricted stock units including the vesting criteria, which may include achievement of specified performance criteria or continued service to Old Sarcos, and the form and timing of payment. The administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout. The administrator determines in its sole discretion whether an award will be settled in stock, cash or a combination of both. Restricted stock units that do not vest will be forfeited by the recipient and will revert to Old Sarcos and again become available for issuance under the 2015 Plan. Specific terms are set forth in specific award agreements.

Non-Transferability of Awards

Unless the administrator provides otherwise, the 2015 Plan generally does not allow for the transfer of awards (except by will or by the laws of descent and distribution), and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments

In the event of certain changes in the capitalization of Old Sarcos, the administrator will appropriately and proportionally adjust the number and class of shares that may be delivered under the 2015 Plan or the number, class, and price of shares covered by each outstanding award.

Corporate Transaction

The 2015 Plan generally provides that in the event of a Corporate Transaction (such as a merger or change in control), as defined under the 2015 Plan, each outstanding award will be treated as the administrator determines without a participant’s consent, including that awards may be assumed, substituted, or continued, the vesting of awards may be accelerated and remain exercisable for a period of time, and terminate on the closing of the closing of the corporate transaction if unexercised, assign any reacquisition or repurchase rights, arrange for the termination of any reacquisition or repurchase right, cancel or arrange for the cancellation of any stock award, to the extent not vested or not exercised in exchange for such cash consideration, or make a payment equal to the excess, if any, of (A) the value of the property that would have received upon the exercise of the award over (B) any exercise price payable with respect to such award. The administrator does not need to treat similarly all the awards, all the awards held by the same participant, or all awards of the same type.

Under the terms of certain stock options granted to participants under the 2015 Plan, if the participant’s employment is terminated, other than voluntary termination by the participant or termination for Cause (as defined above) in connection with or within 12 months after a change of control, 100% of the then unvested and outstanding Old Sarcos option awards held by such participant shall immediately vest. Certain other stock options granted to participants under the 2015 Plan provide that in the event of a change in control, the unvested portion of options granted to certain participants under the 2015 Plan will immediately vest upon the consummation of such change of control.

Amendment

The Old Sarcos’ board of directors has the authority to amend, alter, suspend or terminate the 2015 Plan, provided such action does not impair the existing rights of any participant.

401(k) Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the actual beneficial ownership of Common Stock as of February 15, 2022 by:

•
each person who is the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;
•
each of our named executive officers and directors; and
•
all of our officers and directors, as a group.

Beneficial ownership is determined according to SEC rules, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of Company Common Stock is based on 142,901,760 shares of Company Common Stock issued and outstanding as of the record date. For purposes of calculating the ownership percentages in the table below, the number of shares outstanding for each person assumes full exercise of only such person’s outstanding options and warrants that are exercisable within 60 days of February 15, 2022.

Name and Address of Beneficial Owners(1)	Number of Shares	%
Directors and Named Executive Officers of the Company
Kiva Allgood	—	—
Benjamin G. Wolff(2)	20,145,480	14.1%
Marian Joh	—	*
Brian D. Finn(3)	14,999,098	10.5%
Peter Klein(4)	256,460	*
Laura J. Peterson	—	—
Admiral Eric T. Olson (Ret.)(5)	102,584	*
Dennis Weibling(6)	2,980,547	2.1%
Matthew Shigenobu Muta	—	—
Priya Balasubramaniam	—	—
Dr. Fraser Smith(7)	14,141,962	9.9%
All Directors and Executive Officers as a Group (13 individuals)	53,195,232	36.8%

5% Holders
BlackRock, Inc.(8)	19,686,414	13.8%
Rotor-Sarcos, LLC(9)	8,942,957	6.3%
Marc Olivier(10)	14,451,454	10.1%
DIG Investments XVIII AB(11)	11,365,442	8.0%
Schlumberger Technology Corporation(12)	7,939,764	5.6%

* Represents less than 1%

(1)
Unless otherwise noted, the business address of each of our stockholders is c/o Sarcos Robotics and Technology Corporation, 650 South 500 West, Suite 150, Salt Lake City, Utah 84101.
(2)
Consists of (a) 14,598,714 shares of Common Stock held by Mare’s Leg Capital, LLC (“MLC”) an entity wholly owned by Mr. Wolff and his spouse, Julie Wolff; (b) 5,129,222 shares of Common Stock held by Mr. Wolff; (c) 141,053 shares of Common Stock underlying options held by Julie Wolff exercisable within 60 days of February 15, 2022; and (d) 276,491 shares of Common Stock underlying restricted stock units held by Mr. Wolff scheduled to vest within 60 days of February 15, 2022.
(3)
Consists of (a) 371,473 shares held by Marstar Investments, LLC, (b) 5,672,168 shares held by Rotor Sponsor LLC, (c) 8,942,957 shares held by Rotor-Sarcos, LLC and (d) 12,500 shares held by Gee Jay LLC. Mr. Finn is the administrator of and has sole voting and dispositive control over the shares held by Marstar Investments, LLC. Mr. Finn is a managing member of and has sole voting and dispositive power over the shares held by Rotor Sponsor LLC. Mr. Finn is a member of and has shared voting and dispositive power over shares held by Rotor-Sarcos, LLC. As of February 15, 2022, Mr. Finn served as trustee of a trust affiliated with Gee Jay LLC. Mr. Finn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(4)
Consists of 256,460 shares of Common Stock underlying options held by Mr. Klein exercisable within 60 days of February 15, 2022.
(5)
Consists of 102,584 shares of Common Stock underlying options held by Adm. Olson exercisable within 60 days of February 15, 2022.
(6)
Consists of (a) 708,108 shares of Common Stock held by Mr. Weibling; (b) 2,260,683 shares of Common Stock held by the Weibling Living Trust; and (c) 11,756 shares of Common Stock underlying options exercisable within 60 days of February 15, 2022. Mr. Weibling has sole voting and dispositive power over the shares held by the Weibling Living Trust. The address of the Weibling Living Trust is 2205 Carillon Point, Kirkland, WA 98033.
(7)
Consists of (a) 14,016,020 shares of Common Stock held by Dr. Smith and (b) 125,942 shares of Common Stock underlying restricted stock units scheduled to vest within 60 days of February 15, 2022.

(8)
The number of shares owned set forth above is based solely on the most recently available Schedule 13G/A filed with the SEC by BlackRock, Inc. Consists of 19,686,414 shares of Common Stock held by funds and accounts under management by subsidiaries of BlackRock, Inc. The registered holders of the referenced shares are funds and accounts under management by subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such subsidiaries. On behalf of such subsidiaries, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such subsidiaries and such portfolio managers and/or investment committee members is 55 East 52nd Street, New York, NY 10055.
(9)
Brian D. Finn has shared control of Rotor-Sarcos, LLC. As such, he has shared voting and dispositive power over the shares of Common Stock owned by Rotor-Sarcos, LLC. Mr. Finn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(10)
Consists of (a) 14,325,512 shares of Common Stock to held by Dr. Olivier and (b) 125,942 shares of Common Stock underlying restricted stock units scheduled to vest within 60 days of February 15, 2022.
(11)
Consists of 11,365,442 shares of Common Stock held by DIG Investments XVIII AB (“DIG”). Martin HP Söderström has voting or investment control over the shares held by DIG. The business address of DIG and Mr. Söderström is Box 55998, 102 16 Stockholm, Sweden.
(12)
Schlumberger Holdings Corporation is the sole stockholder of Schlumberger Technology Corporation. Schlumberger B.V. is the sole stockholder of Schlumberger Holdings Corporation. Schlumberger N.V. (Schlumberger Limited) is the sole stockholder of Schlumberger B.V. Schlumberger N.V. (Schlumberger Limited) owns, directly or indirectly, all of the equity interests of Schlumberger Technology Corporation, and has voting or investment control over the shares held by Schlumberger Technology Corporation. For a list of officers of Schlumberger N.V. (Schlumberger Limited), please refer to Schlumberger N.V. (Schlumberger Limited)'s public filings. The business address for Schlumberger Technology Corporation and Schlumberger Holdings Corporation is 300 Schlumberger Drive, Sugar Land, Texas 77478. The business address for Schlumberger BV is Parkstraat 83, 2514 JG The Hague, Netherlands. The business address for Schlumberger N.V. (Schlumberger Limited) is 5599 San Felipe, 17th Floor, Houston, Texas 77056.

Please see the sections titled “Directors, Executive Officers and Corporate Governance,” “Executive Compensation” and “Certain Relationships and Related Transactions” appearing elsewhere in this Annual Report on Form 10-K for information regarding material relationships with our principal securityholders within the past two years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since January 1, 2021, and each currently proposed transaction, in which:

•
we or either Rotor or Old Sarcos was a participant;
•
the amount involved exceeded or exceeds $120,000;
•
any of our, Old Sarcos or Rotor directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Certain Relationships and Related Person Transactions – Rotor

Founder Shares and Private Placement Warrants

In September 2020, the Sponsor paid an aggregate of $25,000, or approximately $0.004 per share, in exchange for the issuance of 5,750,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of Rotor’s Initial Public Offering. In January 2021, Rotor effectuated a stock dividend of 0.2 Founder Shares for each outstanding Founder Share, resulting in there being an aggregate of 6,900,000 Founder Shares outstanding. Of the 6,900,000 Founder Shares, the Sponsor had agreed to forfeit an aggregate of up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of January 20, 2021, the underwriter exercised its over-allotment option in full. As a result, these 900,000 Founder Shares are no longer subject to forfeiture. Simultaneously with the closing of the Initial Public Offering, Rotor issued 790,384 Founder Shares to the BlackRock and Millennium Holders pursuant to the BlackRock Letter Agreement and Millennium Letter Agreement and cancelled a like number of shares of Founder Shares owned by the Sponsor.

Simultaneously with the closing of the Initial Public Offering, the Rotor Restricted Stockholders purchased an aggregate of 7,270,000 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share, and the BlackRock and Millennium Holders purchased Founder Shares, in each case in a private placement. We received an aggregate of $7,270,000 from the sale of Private Placement Warrants to the Rotor Restricted Stockholders and sale of Founder Shares to the BlackRock and Millennium Holders. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we did not complete a Business Combination within the combination period, the proceeds from the sale of the Private Placement Warrants would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants would have expired worthless. At the closing of the Private Placement, on January 20, 2021, $212,308 of excess funding was due to be repaid to the Sponsor.

Founders Letter Agreement

In connection with our Initial Public Offering, the Sponsor and Rotor’s directors and officers (collectively, the “Original Founders”) entered into a letter agreement with Rotor, whereby the Original Founders agreed to vote their shares of Common Stock in favor of an initial business combination, including the Business Combination and proposals set forth in our proxy statement, filed with the SEC on August 6, 2021, as supplemented by the proxy supplement filed on August 30, 2021 (the “proxy statement”). In addition to voting obligations, the Original Founders entered into a letter agreement in connection with the Rotor IPO (the “Founders Letter Agreement”), pursuant to which the Original Founders agreed to certain lock-up and transfer restrictions with respect to their Founder Shares and Private Placement Warrants. The Sponsor and each member of our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their Common Stock for cash, securities or other property. The Private Placement Warrants and the respective Common Stock underlying such Warrants are not transferable or salable until 30 days after the completion of the Business Combination. The foregoing restrictions are not applicable to transfers (a) to Rotor’s initial officers or directors, any affiliates or family members of any of our initial stockholders, officers or directors, any members of the Sponsor or its affiliates, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the completion of the Business Combination at prices no greater than the price at which the founder shares, Private Placement Warrants or Common Stock, as applicable, were originally purchased; (f) by virtue of the limited partnership agreements or other applicable organizational documents of the Sponsor upon dissolution of the Sponsor; (g) as distributions to limited partners or members of the Sponsor; (h) by virtue of the laws of the State of Delaware or of the Sponsor’s organizational documents upon liquidation or dissolution of the Sponsor; (i) to us for no value for cancellation in connection with the completion of the Business Combination; or (j) in the event of our completion of a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their Common Stock for cash, securities or other property subsequent to our completion of the Business Combination; provided, however, that in the case of clauses (a) through (h), or with our prior written consent, these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements. Those Original Founders who are also Specified Sarcos Equity Holders are subject to the restrictions set forth in the Other Lock-Up Agreements upon distribution of any of our Common Stock or Private Placement Warrants by the Sponsor to such persons.

Additionally, the Sponsor agreed to be liable to Rotor if and to the extent any claims by a third party (other than Rotor’s independent registered public accounting firm) for services rendered or products sold to Rotor, or a prospective target business with which Rotor has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay Rotor taxes, if any, provided that such liability would not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor would it apply to any claims under Rotor’s indemnity of the underwriters of its Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

On January 14, 2021, each of the Millennium and BlackRock Holders entered into a letter agreement (the “Millennium Letter Agreement” and “BlackRock Letter Agreement,” respectively), whereby the Millennium Holder, among other things agreed to purchase from us 395,192 Founder Shares for $436,731 and 419,423 Private Placement Warrants for $419,423 and the BlackRock Holders agreed to purchase from us 395,192 Founder Shares for $436,727 and 419,423 Private Placement Warrants for $419,423. Pursuant to the Millennium Letter Agreement and the BlackRock Letter Agreement, the Founder Shares and Private Placement Warrants are subject to the same lock-up and transfer restrictions as set forth in the Founders Letter Agreement (with substantially similar provisions with respect to permitted transferees) and Millennium shall have the same registration rights as set forth in the Founder Registration Rights Agreement, dated as of January 14, 2021, entered into by and among Rotor and certain Rotor stockholders.

Founder Registration Rights Agreement

Rotor entered into the Registration Rights Agreement with respect to the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares. Pursuant to the Registration Rights Agreement, the Rotor Restricted Stockholders and their permitted transferees are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Subscription Agreements

Messrs. Finn, Howard and Selig, each directors of Rotor prior to the Business Combination, were participants in the PIPE Financing and executed Subscription Agreements with Rotor. Mr. Finn, who also serves as our director following the Business Combination, through an investment vehicle held indirectly by family trusts (to which he is not a beneficiary), subscribed for 130,000 shares of our Common Stock for an aggregate purchase price of $1.3 million. Mr. Finn also subscribed for 12,500 shares of our Common Stock through a separate investment vehicle of which he is a trustee. Mr. Howard subscribed for 100,000 shares of our Common Stock for an aggregate purchase price of $1 million. Mr. Selig subscribed for 25,000 shares of our Common Stock for an aggregate purchase price of $250,000.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, Rotor’s Sponsor, officers, directors or their affiliates were permitted, but were not obligated to, loan Rotor funds (collectively, the “Working Capital Loans”). Pursuant to the Merger Agreement, Rotor was permitted to incur up to $1,500,000 in working capital loans, provided that such loans were non-interest bearing and did not have any prepayment or repayment premiums, penalties, breakage or similar costs if it were to be prepaid or repaid in full.

In the event that the Business Combination did not close, we were permitted to use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from our Trust Account would have been used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans was convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would have been identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

On September 14, 2020, the Sponsor agreed to loan Rotor an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which Rotor determined not to proceed with the Initial Public Offering. As of December 31, 2020, there was $105,336 in borrowings outstanding under the Promissory Note, which was due on demand, and which were subsequently repaid at the closing of Rotor’s Initial Public Offering.

On May 11, 2021, the Sponsor loaned to Rotor an aggregate of $145,000 for working capital purposes. On June 9, 2021, the Sponsor agreed to loan Rotor up to an additional $300,000 for working capital purposes. Each of the foregoing is evidenced by a separate promissory note (the “Notes,” each a “Note”) which was non-interest bearing and payable upon the consummation by Rotor of a merger, share exchange, asset acquisition, or other similar business combination with one or more businesses or entities. Upon consummation of the Business Combination, the Sponsor had the option, but not the obligation, to convert the outstanding principal balance of the Notes, in whole or in part, into our warrants, identical to the Private Placement Warrants (the “Note Warrants”), at a price of $1.00 per Note Warrant. Each Note Warrant would have been exercisable into one share of Rotor Class A common stock at a price of $11.50 per share, subject to adjustment. The Warrants (i) would not be redeemable by us, (ii) would be exercised for cash or on a cashless basis so long as they are held by the initial holder or its permitted transferees, and (iii) would not be transferable, assignable or salable until 30 days after the completion of the Business Combination except in limited circumstances.

If we did not consummate the Business Combination, the Notes would not have been repaid and all amounts owed under the Notes would have been forgiven except to the extent that Rotor had funds available to it outside of its trust account established in connection with the initial public offering.

Certain Relationships and Related Person Transactions – Old Sarcos

Series C Preferred Stock Financing

Between January and March 2020, Old Sarcos sold an aggregate of 3,552,228 shares of Old Sarcos’ Series C Preferred Stock at a purchase price of $11.3243 per share to accredited investors for an aggregate purchase price of approximately $40 million (the “Series C Financing”). Each share of Old Sarcos’ Series C Preferred Stock was converted automatically into shares of our common stock in connection with the completion of the Business Combination, as provided in the Merger Agreement.

The following table summarizes purchases of Old Sarcos’ Series C Preferred Stock by related parties (in each case before giving effect to the exchange upon the consummation of the Business Combination):

Shareholder	Shares of Series C Preferred Stock	Total Purchase Price
Caterpillar Venture Capital Inc. (1)	220,764	$2,499,997.77
Dennis Weibling (2)	88,305	$999,992.32
DIG Investments XVIII AB (3)	203,104	$2,300,010.63
Rotor-Sarcos, LLC (4)	1,743,531	$19,744,268.12
Schlumberger Technology Corporation (5)	44,152	$499,990.50
(1)
Michael Young was a member of the Old Sarcos Board and was a member of the Old Sarcos’ board of directors at the time of the Series C Financing. Mr. Young is affiliated with Caterpillar Venture Capital Inc.
(2)
Dennis Weibling was a member of the Old Sarcos’ board of directors and is a member of our board of directors.
(3)
Michael Young was a member of the Old Sarcos’ board of directors and was a member of the Old Sarcos’ board of directors at the time of the Series C Financing. Mr. Young was appointed to the Old Sarcos’ board of directors on behalf of DIG Investments XVIII AB.

(4)
Brian D. Finn, an investor in Rotor-Sarcos, LLC together with the other Specified Sarcos Equity Holders, joined the Old Sarcos’ board of directors after the Series C Financing and resigned from the Old Sarcos’ board of directors in January 2021. Mr. Finn serves on our board of directors.
(5)
Iain Cooper was a member of the Old Sarcos’ board of directors at the time of the Series C Financing and was an employee of Schlumberger Technology Corporation.

Compensation Arrangements

We are party to offer letters, restricted stock unit award agreements and stock option agreements with our executive officers that, among other things, provide for certain change of control benefits. We have also granted stock options to our executive officers and Peter Klein and Dennis Weibling, each a member of our board of directors. For additional information, please see “Executive Compensation.”

Employment Arrangements with Immediate Family Members of Our Executive Officers and Directors

Julie Wolff, spouse of Benjamin Wolff, our Executive Chairman, has served as our’s and Old Sarcos’ Chief Legal Officer since September 2016 and was a member of Old Sarcos’ board of directors since September 2016 until the Business Combination. As our Chief Legal Officer, Ms. Wolff is responsible for legal and regulatory matters. During the years ended December 31, 2020 and December 31, 2021, Ms. Wolff received total compensation, including base salary, bonus and other compensation, of $197,231.05 and $342,820 respectively.

Investors’ Rights Agreement

Old Sarcos was party to an Amended and Restated Investors’ Rights Agreement, dated January 31, 2020, pursuant to which, among other things, certain holders of OldSarcos’ capital stock were entitled to certain rights with respect to the registration of their shares. These holders included all of the holders of preferred stock of Old Sarcos, including Mare’s Leg Capital, LLC, which is 100% owned by Benjamin Wolff, our Executive Chairman and former Chief Executive Officer and Julie Wolff, our Chief Legal Officer and spouse of Benjamin Wolff, Dennis Weibling, a member of our board of directors, DIG Investments XVIII AB, Rotor-Sarcos, LLC, Caterpillar Venture Capital Inc., GE Ventures LLC and Schlumberger Technology Corporation. The Amended and Restated Investors’ Rights Agreement was terminated in connection with the Business Combination.

Voting Agreement

Old Sarcos was party to an Amended and Restated Voting Agreement, dated January 31, 2020, pursuant to which, among other things, certain holders of Old Sarcos’ capital stock were entitled to certain rights with respect to election of the members of the Old Sarcos’ board of directors (prior to the consummation of the Business Combination). These holders included all of the holders of preferred stock of Old Sarcos, including Mare’s Leg Capital, LLC, which is 100% owned by Benjamin Wolff, our Executive Chairman and former Chief Executive Officer and Julie Wolff, our Chief Legal Officer and spouse of Benjamin Wolff, Dennis Weibling, a member of our board of directors, DIG Investments XVIII AB, Rotor-Sarcos, LLC, Caterpillar Venture Capital Inc., GE Ventures LLC and Schlumberger Technology Corporation. Per the terms of the Amended and Restated Voting Agreement, Rotor-Sarcos, LLC, DIG Investments XVIII AB, Schlumberger Technology Corporation and JVSV, LLC (which is affiliated with Dennis Weibling) were each entitled to designate one director to the Old Sarcos’ board of directors. The Amended and Restated Voting Agreement was terminated in connection with the Business Combination.

Right of First Refusal and Co-Sale Agreement

Old Sarcos was a party to an Amended and Restated Right of First Refusal and Co-Sale Agreement, as amended January 31, 2020, pursuant to which certain holders of preferred stock had right of first refusal and co-sale in respect of certain sales of securities by Old Sarcos’ common stockholders. These holders included all of the holders of preferred stock of Old Sarcos, including Mare’s Leg Capital, LLC, which is 100% owned by Benjamin Wolff, our Executive Chairman and former Chief Executive Officer and Julie Wolff, our Chief Legal Officer and spouse of Benjamin Wolff, Dennis Weibling, a member of our board of directors, DIG Investments XVIII AB, Rotor-Sarcos, LLC, Caterpillar Venture Capital Inc., GE Ventures LLC and Schlumberger Technology Corporation. The Amended and Restated Right of First Refusal and Co-Sale Agreement was terminated in connection with the Business Combination.

Rotor-Sarcos, LLC Agreements

In connection with the Series C Financing, Old Sarcos and Rotor-Sarcos, LLC, the investment vehicle in which the Specified Sarcos Equity Holders hold their shares of preferred stock in Old Sarcos, entered into (i): a letter agreement, dated January 31, 2020, pursuant to which Rotor-Sarcos, LLC is entitled to certain information and observer rights (the “Side Letter”); (ii)

warrants to purchase common shares of Old Sarcos’ Class A Common Stock, dated January 31, 2020 (the “Old Sarcos Warrants”, which have subsequently been distributed to certain Specified Sarcos Equity Holders by Rotor-Sarcos, LLC); and (iii) a consulting agreement, dated January 31, 2020, pursuant to which Rotor-Sarcos, LLC provides consulting services to Old Sarcos (the “Consulting Agreement”). Each of the Side Letter and the Consulting Agreement was terminated in connection with the Business Combination. Rotor-Sarcos, LLC transferred all of its rights under the Old Sarcos Warrants to its members.

Prior to the signing of the Merger Agreement, the holders of the Old Sarcos Warrants provided notice to Old Sarcos that they would net exercise the Old Sarcos Warrants in connection with the closing of the Business Combination, effective immediately prior to the closing of the Business Combination.

PIPE Financing

In connection with the Business Combination, Rotor entered into Subscription Agreements with the PIPE Investors to consummate the PIPE Financing, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and Rotor agreed to issue and sell to the PIPE Investors, an aggregate of 22,000,000 shares of Common Stock at a price of $10.00 per share. Mare’s Leg Capital entered into a Subscription Agreement for 50,000 shares of Common Stock at a total purchase price of $500,000. Schlumberger Technology Corporation has entered into a Subscription Agreement for 100,000 shares of Common Stock at a total purchase price of $1,000,000. Affiliates of DIG Investments XVIII AB entered into a Subscription Agreement for 1,500,000 shares of Common Stock at a total purchase price of 15,000,000. Brian D. Finn and John D. Howard, members of Rotor-Sarcos, LLC, entered into Subscription Agreements (directly or indirectly) for an aggregate of 230,000 shares of Common Stock, for an aggregate purchase price of $2,300,000.

Group Delphi Services Agreement

Old Sarcos was and, following the consummation of the Business Combination the Surviving Company is party to a Services Agreement with Group Delphi, dated December 18, 2019, pursuant to which Group Delphi provided certain products and services, including building a booth for Sarcos’ use in trade shows. During the fiscal year ended December 31, 2020, Old Sarcos paid Group Delphi $168,654.60 for such services. $1,062.75 in fees have been paid by Old Sarcos to Group Delphi thus far in 2021. Byrne Sanford, the brother-in-law of Benjamin Wolff, worked for Group Delphi as an Account Executive. Group Delphi is not providing any ongoing services to Sarcos, and Sarcos does not currently expect to request additional services pursuant to the Services Agreement.

Sparks Marketing Group Services Agreement

Following the acquisition of Group Delphi’s trade group and events division by Sparks Marketing Group Corp. (“Sparks Group”), Old Sarcos entered into a Master Services Agreement with Sparks Group, dated May 16, 2021, pursuant to which Sparks Group will provide certain goods and services, including buildout, branding, operations and maintenance of the Sarcos product roadshow. Sarcos expects to pay Sparks Group approximately $890,000 during fiscal years 2021 and 2022 for such services. Byrne Sanford, the brother-in-law of Benjamin Wolff, works for Sparks Group as Vice President Strategic Accounts.

Indemnification Agreements

Old Sarcos was, and following the consummation of the Business Combination the Surviving Company is currently party to indemnification agreements with Old Sarcos’ directors and executive officers. We have entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Charter and Bylaws. For more information, please see “Management—Limitation of Liability and Indemnification of Officers and Directors.” We believe that these Charter and Bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. The limitation of liability and indemnification provisions in the Charter and the Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Related Person Transactions

We have adopted a formal, written policy regarding related person transactions, which became effective upon the completion of the Business Combination. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. Our policy also provides that a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons. Our audit committee has the primary responsibility for reviewing and approving or disapproving related person transactions. In addition to the policy, our audit committee charter provides that our audit committee shall review and approve or disapprove any related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP (“EY”) for the years ended December 31, 2021 and 2020.

(in thousands)	2021	2020
Audit Fees(1)	$1,675	$705
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
Total Fees	$1,675	$705

(1)
Audit Fees. Consist of fees for professional services rendered in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements and consultations and services in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes $0.8 million of fees during 2021 for services incurred in connection with the Business Combination. The 2020 fees include audit fees for the 2019 audit opinion in connection with our registration statements.
(2)
Audit-Related Fees. There were no fees billed by EY for professional services rendered for audit-related services for the years ended December 31, 2021 and 2020.
(3)
Tax Fees. There were no fees billed by EY for professional services rendered for tax services for the years ended December 31, 2021 and 2020.

Auditor Independence

In 2021, there were no other professional services provided by EY, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of EY.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Effective upon the consummation of the Business Combination, our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audits and audit fees, and pre-approve (or, where permitted under the rules and regulations of the SEC, subsequently approve) all non-audit and tax services to be performed by our independent registered public accounting firm. Since the adoption of this policy, all services provided by EY for our fiscal year ended December 31, 2021 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)
(1) Financial Statements

See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(2) Financial Statement Schedule

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Financial Statement Schedule

See the Exhibit Index which precedes the signature page of this Annual Report on Form 10-K, which is incorporated by herein by reference.

b)
Exhibits

See Item 15(a)(3) above.

c)
Financial Statement Schedules

See Item 15(a)(2) above.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of April 5, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).

2.2

Amendment No. 1 to Merger Agreement, dated as of August 28, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

3.2	Amended and Restated Bylaws of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
4.1	Specimen Stock Certificate (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
4.2	Specimen Warrant Certificate (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).
4.3	Warrant Agreement between Continental Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).
4.4*	Description of Company’s Securities.
10.1	Letter Agreement between Rotor, Rotor Sponsor LLC, and Riverview LLC (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 20, 2021).
10.2	Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock Funds (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 20, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Lock-up Agreement, by and among the Company, Sarcos, and Sarcos Holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.5

Form of Lock-up Agreement, by and among the Company, Sarcos, and certain stockholders of Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.6	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.7

Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC, and certain stockholders of Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.8+	Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan, forms of agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.9+	Sarcos Technology and Robotics Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.10+	Sarcos Technology and Robotics Corporation Outside Director Compensation Policy (incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
10.11+

Amended and Restated Employment Agreement by and between the Company and Benjamin G. Wolff, effective as of December 31, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).

10.12+

Employment Agreement by and between the Company and Steven Hansen, effective as of September 24, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

10.13+	Employment Agreement by and between the Company and Marian Joh, effective as of September 24, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.14+

Employment Agreement by and between the Company and Kristi Martindale, effective as of September 24, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

10.15+

Employment Agreement by and between the Company and Dr. Fraser Smith, effective as of September 24, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

10.16+	Employment Agreement by and between the Company and Kiva Allgood, effective as of December 13, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).
10.17+	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.18+	Sarcos 2015 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2021)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 15, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sarcos Technology and Robotics Corporation

Date: March 29, 2022	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Steven Hansen
Steven Hansen
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kiva A. Allgood and Steven Hansen, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kiva A. Allgood	President, Chief Executive Officer and Director	March 29, 2022
Kiva A. Allgood	(Principal Executive Officer)

/s/ Steven Hansen	Chief Financial Officer	March 29, 2022
Steven Hansen	(Principal Financial and Accounting Officer)

/s/ Benjamin G. Wolff	Executive Chairman, Director	March 29, 2022
Benjamin G. Wolff

/s/ Priya Balasubramaniam	Director	March 29, 2022
Priya Balasubramaniam

/s/ Brian D. Finn	Director	March 29, 2022
Brian D. Finn

/s/ Peter Klein	Director	March 29, 2022
Peter Klein

/s/ Matthew Shigenobu Muta	Director	March 29, 2022
Matthew Shigenobu Muta

/s/ Eric T. Olson	Director	March 29, 2022
Eric T. Olson

/s/ Laura J. Peterson	Director	March 29, 2022
Laura J. Peterson

/s/ Dennis Weibling	Director	March 29, 2022
Dennis Weibling