Form 10-Q
period 2022-03-31
Sarcos Technology & Robotics Corp
filed 2022-05-11
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39897

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2838301
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 South 500 West, Suite 150 Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 927-7296

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants to purchase Common Stock	STRC STRCW	The Nasdaq Global Market The Nasdaq Global Market

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

As of April 29, 2022, the registrant had 153.8 million shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A Risk Factors. The following list summarizes the principal risks we face:

•
We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.
•
If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems successfully.
•
The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.
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
•
With many of our products still under development, we have limited current customers and no pending orders for the upcoming commercial version of our core products, the Guardian XO and Guardian XT, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.
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
•
The benefits to customers of our products could be supplanted by other technologies or solutions or competitors' products that utilize similar technology to ours in a more effective way.
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
•
Our business and prospects depend significantly on our ability to build our brands. We may not succeed in continuing to establish, maintain and strengthen our brands, and our brands and reputation could be harmed by negative publicity regarding us or our products.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$198,958	$217,114
Accounts receivable	800	788
Unbilled receivables	159	221
Inventories, net	1,005	1,006
Prepaid expenses and other current assets	6,969	9,202
Total current assets	207,891	228,331
Property and equipment, net	6,841	7,051
Other non-current assets	460	441
Total assets	$215,192	$235,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,629	$1,681
Accrued liabilities	3,867	4,480
Total current liabilities	5,496	6,161
Warrant liabilities	7,283	13,701
Other non-current liabilities	1,988	1,999
Total liabilities	14,767	21,861
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 139,026,245 and 137,722,658 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	14	14
Additional paid-in capital	365,104	359,439
Accumulated deficit	(164,693)	(145,491)
Total stockholders’ equity	200,425	213,962
Total liabilities and stockholders’ equity	$215,192	$235,823

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$743	$1,799
Operating expenses:
Cost of revenue	488	1,202
Research and development	5,881	2,815
General and administrative	17,792	2,314
Sales and marketing	2,211	656
Total operating expenses	26,372	6,987
Loss from operations	(25,629)	(5,188)
Interest income (expense), net	11	(10)
Gain on warrant liability	6,414	—
Other income, net	2	—
Loss before provision for income taxes	(19,202)	(5,198)
Provision for income taxes	—	—
Net loss	$(19,202)	$(5,198)
Net loss per share:
Basic and diluted	$(0.14)	$(0.05)
Weighted-average shares used in computing net loss per share
Basic and diluted	137,908,690	104,059,652

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock						Common Stock				Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2020	5,421,446	$5	3,158,338	$3	3,532,228	$4	171,645	$—	8,000,001	$8	$96,870	$(63,983)	$(3)	$32,904
Retroactive application of reverse recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	(3,532,228)	(4)	103,867,709	10	(8,000,001)	(8)	10	—	—	—
Balance, December 31, 2020, as adjusted	—	—	—	—	—	—	104,039,354	10	—	—	96,880	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(203)	—	3	(200)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Exercise of stock options	—	—	—	—	—	—	24,618	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,198)	—	(5,198)
Balance at March 31, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$96,870	$(69,181)	$—	$27,699

	Convertible Preferred Stock						Common Stock				Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	137,722,658	$14	—	$—	$359,439	$(145,491)	$—	$213,962
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,850	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	2,013,893	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(793,888)	—	—	—	(5,250)	—	—	(5,250)
Exercise of stock options	—	—	—	—	—	—	83,582	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,202)	—	(19,202)
Balance at March 31, 2022	—	$—	—	$—	—	$—	139,026,245	$14	—	$—	$365,104	$(164,693)	$—	$200,425

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,202)	$(5,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,850	173
Depreciation	268	111
Change in fair value of warrant liability	(6,414)	—
Changes in operating assets and liabilities
Accounts receivable	(12)	985
Unbilled receivable	62	(423)
Inventories	1	(311)
Deferred transaction costs	—	(1,427)
Prepaid expenses and other current assets	2,233	(1,105)
Other non-current assets	(18)	2
Accounts payable	403	454
Accrued liabilities	(616)	537
Accrued transaction fees	—	1,133
Deferred rent	(6)	—
Other non-current liabilities	(1)	1,198
Net cash used in operating activities	(12,452)	(3,871)
Cash flows from investing activities:
Purchases of property and equipment	(514)	(962)
Net cash used in investing activities	(514)	(962)
Cash flows from financing activities:
Proceeds from notes payable	—	2,000
Proceeds from exercise of stock options	65	20
Shares repurchased for payment of tax withholdings	(5,254)	—
Purchase of non-controlling interest	—	(200)
Payment of obligations under capital leases	(1)	(1)
Net cash (used in) provided by financing activities	(5,190)	1,819
Net decrease in cash, cash equivalents	(18,156)	(3,014)
Cash, cash equivalents at beginning of period	217,114	33,664
Cash, cash equivalents at end of period	$198,958	$30,650
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$—	$45
Leasehold improvements paid by lessor	$—	$424

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”), designs and produces highly dexterous mobile robotic systems for use in dynamic environments.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of March 31, 2022, are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2022, the results of operations, including its comprehensive loss, and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the statement of cash flows for the three months ended March 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

Business Combination

On September 24, 2021 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among the Company, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of the Company. On the Closing Date, the registrant changed its name from Rotor Acquisition Corp. to Sarcos Technology and Robotics Corporation.

Immediately prior to the effective time of the Merger (the “Effective Time”), all issued and outstanding warrants to purchase shares of Class A common stock of Old Sarcos were net exercised and all issued and outstanding shares of preferred stock of Old Sarcos were converted into common stock of Old Sarcos (collectively, the “Old Sarcos Common Stock”). Pursuant to the terms of the Merger Agreement, at the Effective Time:

•
Each outstanding share of Old Sarcos Common Stock, after giving effect to the conversion described above, was cancelled and converted into and became (i) the right to receive approximately 5.129222424 shares (the “Exchange Ratio”) of Common Stock of the Company, par value $0.0001 per share (the “Common Stock”), rounded down to the nearest whole share plus (ii) the contingent right to receive a portion of additional shares of Common Stock upon achievement of certain milestones (the “Contingent Merger Consideration”), as described below; and
•
All outstanding options, restricted stock units (“RSUs”) and restricted stock award (“RSA”) of Old Sarcos, whether vested or unvested, were assumed by the Company and converted into options, RSUs and RSA of the Company.

In addition, each holder of Old Sarcos capital stock (including the Old Sarcos RSA) was entitled to a right to Contingent Merger Consideration at the Closing Date in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Liquidity and Capital Resources

Cash and cash equivalents were $199.0 million as of March 31, 2022, compared to $217.1 million as of December 31, 2021. The Company has historically incurred losses and negative cash flows from operations. As of March 31, 2022, the Company also had an accumulated deficit of approximately $164.7 million and working capital of $202.4 million.

These financial statements have been prepared in accordance with GAAP and this basis assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity have been cash generated by equity offerings and debt. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s customer growth rate, customer retention, timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

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

(1)
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

(2)
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

(3)
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

(4)
Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount the Company would sell the good(s) or service(s) to a customer on a standalone basis. For government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because the Company's contract pricing with government customers is based on expected cost plus margin, the standalone selling price of the good(s) or service(s) in the Company's contracts with government customers are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

(5)
Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, the Company determines at contract inception whether we satisfy the performance obligation over time or at a point in time. For performance obligations satisfied over time, revenue is recognized as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are recorded at the time of product shipment to the customer and are included within revenue.

Revenue from Contracts with Customers

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

Product Revenue

Product revenue relate to sales of the Company’s Guardian S and Guardian HLS products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Research and Development Services and Product Revenue were as follows:

	For the three months ended March 31,
(In thousands)	2022	2021
Research and Development Services	$733	$1,600
Product Revenue	10	199
Revenue, net	$743	$1,799

Contract Balances

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, contract assets and deferred revenue in the Company’s condensed consolidated balance sheets.

Cash funds received in excess of revenue recognized that is contingent upon the satisfaction of performance obligations is accounted for as deferred revenue.

Contract assets include unbilled amounts resulting from contracts in which revenue is recognized over time, revenue recognized that exceeds the amount billed and the right to payment is not only subject to the passage of time and further performance.

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2021	788	221	94	36	30
Increase/(decrease), net	12	(62)	(43)	—	—
Ending Balance as of March 31, 2022	$800	$159	$51	$36	$30

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets, and accrued liabilities, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized no revenue related to deferred revenue which existed at December 31, 2021 and 2020, respectively.

Remaining Performance Obligations

As of March 31, 2022, the Company had backlog, or revenue related to remaining performance obligations, of $1.8 million. We expect all of this backlog to be recognized during 2022.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The Company adopted this ASU on January 1, 2022, using a prospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02 regarding Accounting Standards Codification (“ASC”) 842 Leases. The amendments in this guidance require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The amendments require a modified retrospective approach with optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their consolidated financial statements in the year of adoption. In June 2020, the FASB Issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. The update defers the initial effective date of ASU 2016-02 by one year for private companies and private not-for-profits. For these entities, the effective date is for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will present the impact of the new guidance in its annual statements as of December 31, 2022 and its interim statements thereafter. The Company is currently in the process of evaluating the impact adopting ASC 842 will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2023, with early application permitted. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition and financial statement disclosures.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Warrant liability	$—	$7,283	$—	$7,283
Total liabilities	$—	$7,283	$—	$7,283

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Warrant liability	$—	$—	$13,701	$13,701
Total liabilities	$—	$—	$13,701	$13,701

The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2021	$13,701
Warrant liability transferred out of Level 3	(13,701)
Balance at March 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. During the first quarter of 2022 the trading price of the Public Warrants was used to value the Private Placement Warrants, and a third-party valuation was no longer deemed necessary resulting in the estimated fair value of the Private Placement Warrants being transferred from a Level 3 fair value measurement to a Level 2 fair value measurement.

3. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$452	$458
Work-in-process	45	41
Finished goods, net	508	507
Total inventories, net	$1,005	$1,006

The Company had inventory reserves of $0.3 million as of March 31, 2022 and December 31, 2021, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Prepaid insurance	$3,272	$4,786
Software	3,201	4,144
Other prepaid expense	333	171
Other assets	163	101
Total prepaid expenses and other current assets	$6,969	$9,202

Property and Equipment, Net

Property and equipment, net consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Robotics and manufacturing equipment	$876	$876
Leasehold improvements	3,890	3,890
Computer equipment	1,270	1,270
Capital leased computer equipment	271	271
Software	355	355
Furniture and fixtures, and other fixed assets	828	753
Construction in progress	855	872
Property and equipment, gross	8,345	8,287
Accumulated depreciation and amortization	(1,504)	(1,236)
Property and equipment, net	$6,841	$7,051

Depreciation expenses were $0.3 million and $0.1 million, for the three months ended March 31, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Payroll and related costs	$1,263	$2,511
Consulting and professional services	1,825	406
Legal accrual	—	520
Other current liabilities	779	1,043
Total accrued liabilities	$3,867	$4,480

Other Non-current Liabilities

Other non-current liabilities consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Capital leases and other	6	7
Deferred rent	1,982	1,992
Total other non-current liabilities	$1,988	$1,999

4. Notes Payable

Old Sarcos received two unsecured loans under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The first loan, with a principal amount of $2.4 million, was received in April 2020, and the second loan, with a principal amount of $2.0 million, was received in March 2021. These PPP loans had an interest rate of 1.00% per year. The first PPP loan of $2.4 million was forgiven during June 2021, and the second PPP loan of $2.0 million was forgiven during November 2021. As of March 31, 2022, the Company did not have any outstanding PPP loans.

5. Reverse Recapitalization

Pursuant to ASC 805, Business Combinations, the Business Combination was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Old Sarcos was deemed the accounting acquirer (and legal acquiree) and Rotor was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Merger are those of Old Sarcos. The shares, and corresponding capital amounts and earnings per share available for common stockholders, prior to the Merger have been retroactively restated as shares reflecting the Exchange Ratio.

Earn-Out Shares

Each holder of Old Sarcos capital stock (including the Old Sarcos RSA) is entitled to a right to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock. The earn-outs will become payable as follows:

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

The Earn-Out Shares issuable to holders of Old Sarcos capital stock are accounted for as equity-linked instruments and recorded in additional paid-in capital, and the Earn-Out Shares issuable to holders of Old Sarcos capital stock subject to restricted stock awards are accounted for as share-based compensation. The earn-out shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets.

Immediately following the Merger, the Company had 137,589,275 shares issued and outstanding of Common Stock. The following table presents the number of shares of the Company’s Common Stock outstanding immediately following the Merger:

Number of Shares
Rotor Class A Common Stock, outstanding prior to Merger	27,600,000
Rotor Class B Common Stock, outstanding prior to Merger	6,405,960
Class A common stock issued to PIPE Investors	22,000,000
Less: redemption of Rotor Common Stock	(23,479,970)
Total shares from Merger and PIPE financing	32,525,990
Recapitalization of Old Sarcos common stock into Class A common stock(1)	105,063,285
Total shares of Common Stock immediately after the Merger	137,589,275

(1) The number of Old Sarcos shares was determined from the 21,483,286 shares of Old Sarcos Common Stock warrants, Common Stock and Preferred Stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the Common and Preferred Stock redeemed, converted at the Exchange Ratio of 5.129222424. This excludes a restricted stock award for 5,129,222 shares that was unvested as of the date of the Merger. All fractional shares were rounded down.

6. Non-controlling Interest

The non-controlling interest represents the membership interest in ZeptoVision, Inc. (“Zepto”), that was held by a holder other than the Company. Zepto was formed in April 2016 and the formation of Zepto was accounted for as a common control transaction at the time of formation. As of December 31, 2020, the Company’s ownership percentage in Zepto was 79%. The Company has consolidated the financial position and results of operations of Zepto and reflected the 21% interest as a non-controlling interest for the year ended December 31, 2020. The carrying amount of the non-controlling interest was adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

On February 16, 2021, the Company acquired the non-controlling interest’s shares in Zepto for a purchase price of $0.2 million making Zepto a wholly owned subsidiary of the Company. The acquisition of the remaining shares of Zepto resulted in the decrease of non-controlling interest to zero and adjustment to additional paid-in capital to reflect the Company’s increased ownership in Zepto.

7. Warrants

On January 31, 2020, Old Sarcos issued 250,000 Class A Common Stock warrants to one of the Series C Preferred Stock investors, at an exercise price of $11.3243 per share with an expiration date of January 31, 2030. Immediately prior to the Effective Time, all of the issued and outstanding warrants to purchase 250,000 shares of Class A Stock of Old Sarcos warrants were net exercised and then upon the Closing were exchanged for shares of the Company’s Common Stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

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

Each whole Warrant entitles the registered holder to purchase one share of the Company's Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company's Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Warrant will be exercisable, and the Company will not be obligated to issue a share of Common Stock upon exercise of a Warrant unless the share of the Company's Common Stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. If the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event a registration statement is not effective for the exercised Warrants, the purchaser in the Rotor IPO of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of the Company's Common Stock underlying such Unit.

Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. The initial purchasers or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

Redemption of Warrants When the Price per Share of the Company's Common Stock Equals or Exceeds $18.00. Once the Warrants become exercisable, the Company may call the Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and
•
if, and only if, the last reported sale price of the shares of the Company's Common Stock for any 20 trading days within a 30-trading day period commencing after the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Warrant holders (which is referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the Warrants unless an effective registration statement under the Securities Act covering the shares of the Company's Common Stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of the Company's Common Stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Share of Our Common Stock Equals or Exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants if the Company does not utilize this redemption provision):

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company's Common Stock;
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

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Commination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12.8 million shares of Common Stock. As of March 31, 2022, 29.6 million shares were available to grant under the 2021 Plan.

The following summarizes the Company’s stock option activity for the three months ended March 31, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2021	10,027,094	$3.28	7.2	$67,173
Granted	1,010	9.81
Exercised	(83,582)	0.78
Cancelled	(744,907)	7.21
Outstanding – March 31, 2022	9,199,615	$2.99	6.8	$37,590
Exercisable – December 31, 2021	5,176,464	$0.46	5.3	$49,268
Exercisable – March 31, 2022	5,296,422	$0.51	5.1	$32,547

The following summarizes the Company’s employee RSUs activity for the three months ended March 31, 2022:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	1,797,474	$8.34
Granted	408	9.81
Released	(731,588)	8.78
Cancelled	(222,746)	8.74
Outstanding – March 31, 2022	843,548	$7.86

The following summarizes the Company’s employee RSAs activity for the three months ended March 31, 2022:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	5,129,222	$8.78
Released	(1,282,305)	8.78
Outstanding – March 31, 2022	3,846,917	$8.78

Sarcos RSA holders are eligible to receive additional shares upon achievement of earn-out targets as discussed in Note 5 above.

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended March 31,
(In thousands)	2022	2021
Cost of revenue	$14	$28
Research and development	155	61
Sales and marketing	132	10
General and administrative	10,549	74
Total stock-based compensation expense	$10,850	$173

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(19,202)	$(5,198)
Denominator:
Weighted average shares outstanding, basic and diluted	137,908,690	104,059,652
Basic and diluted net loss per share	$(0.14)	$(0.05)
Anti-dilutive securities, excluded	62,564,533	13,457,486

The Company has presented the unaudited basic and diluted net loss per share for the three months ended March 31, 2021, which has been adjusted to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred stock into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

Basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2022 and 2021, because the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

10. Income Taxes

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

The Company had no income tax expense for the three months ended March 31, 2022 and 2021, respectively. Income tax expense for the three months ended March 31, 2022 and 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period and a full valuation allowance has been recorded on the Company’s net deferred tax assets.

11. Commitments and Contingencies

Legal Proceedings

The Company has been and may be involved in various claims, lawsuits, investigations and other proceedings in the normal course of the business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations or cash flows. Accordingly, the Company has not recorded any material loss contingency in the balance sheet as of March 31, 2022 and December 31, 2021.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of March 31, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or reasonably estimable due to the unique facts and circumstances involved.

Operating Leases

The Company leases facilities under noncancelable operating lease agreements. Future minimum rental payments under the noncancelable operating leases, subsequent to March 31, 2022, are as follows:

(In thousands)	Operating Leases
2022	$961
2023	970
2024	1,323
2025	1,360
2026	1,397
2027 and thereafter	9,919
Total	$15,930

Rent expense related to noncancelable operating leases totaled $0.3 million for the three months ended March 31, 2022 and 2021. The operating lease term includes two three-year renewal options.

Capital Leases

The Company leases equipment under agreements expiring at various times during the next three years. The Company has recorded the capital lease obligations within its condensed consolidated balance sheets. Future minimum rental payments under the noncancelable capital leases, subsequent to March 31, 2022, are as follows:

(In thousands)	Capital Leases
2022	$97
2023	4
2024	4
Minimum lease payment including interest	105
Amount representing interest	(3)
Minimum lease payments excluding interest	$102

Unconditional Purchase Commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies (“Palantir”). Pursuant to that agreement, the Company committed to purchase licenses to access software products and utilize services from Palantir over a six year period for a total cost to the Company of $42.0 million. As of March 31, 2022, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

(In thousands)	Annual Service Payments
2022	$—
2023	8,000
2024	8,000
2025	10,000
2026	10,000
Total	$36,000

The Company recognized $0.9 million in sales and marketing expenses related to services provided by Palantir during the three months ended March 31, 2022. The Company had a prepaid expense balance of $2.7 million related to the Palantir contract as of March 31, 2022.

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

The Company’s revenue is derived primarily from U.S. customers. During the three months ended March 31, 2022 and 2021, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Related Party Transactions

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff, our former CEO and current Executive Chairman of the Board. The Company has capitalized $0.8 million related to construction in progress for the experiential mobile display as of March 31, 2022.

14. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees as of March 31, 2022. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. The Company has not historically provided matching contributions for the employee contributions to the plans; therefore, no amounts have been accrued as of March 31, 2022 and December 31, 2021. In April 2022 the Company began providing employee 401(k) matching contributions.

15. Subsequent Events

On April 25, 2022, the Company acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces, and advanced autonomy capabilities for use in any environment. At closing, the Company paid approximately $30 million in cash, net of cash acquired, issued approximately 10.8 million shares of Common Stock and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of Common Stock. The Company is in the process of allocating the purchase price to the acquired assets and liabilities based upon their estimated fair values as of the closing date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Sarcos Technology and Robotics Corporation,” "Sarcos," “we,” “us,” and “our” refers to Sarcos Technology and Robotics Corporation, and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report (this “Report”) as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this Report. As discussed in the Special Note Regarding Forward-Looking Statements below, in addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II Item 1A Risk Factors and elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to successfully integrate RE2 and achieve the expected benefits of the acquisition;
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
•
the impact of the COVID-19 pandemic and global economic conditions on our business and the business of our customers;
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

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in Part II Item 1A Risk Factors of this Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

Overview

We are a technology leader in industrial highly-dexterous mobile robotic systems for use in dynamic environments. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. The robotic systems we are developing are designed to combine human intelligence, instinct, and judgment with the strength, endurance and precision of machines. This technologically advanced line of products augments, rather than replaces, humans.

We plan to offer our Guardian XO and Guardian XT primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We currently do not have any RaaS subscription agreements. As a result of our acquisition of RE2 on April 25, 2022, we now offer RE2’s Sapien line of robotic arm products. Revenue from Sapien products are generally derived from development and sales contracts, rather than subscription arrangements, though we may decide to offer Sapien products under a RaaS subscription model in the future.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•
continue to develop and commercialize our products;
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
•
implement and administer our maintenance and servicing infrastructure; and
•
obtain, maintain and expand our intellectual property portfolio.

Response to COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which Sarcos operates.

We have taken several actions in response to the COVID-19 pandemic which have the potential to result in a significant disruption to how we operate our business. Our customers and partners have adopted similar policies. These actions and policies of ours and our customers and partners are evolving as laws, regulations and recommendations evolve. We have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of measures to mitigate the COVID-19 pandemic and their resulting economic effects.

We are currently experiencing disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In an effort to manage potential supply chain risks we expect to accelerate purchases of materials and components during the latter part of the year to prepare for production of our commercial units. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and may in the future adversely affect, among other things, demand for our products, the ability to test and assess our robotic systems with our potential customers, our IT and other expenses, our ability to recruit and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition. The ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

We have also experienced, and may continue to experience, certain positive financial impacts on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. However, as restrictions ease we are likely to begin to incur increased travel and other such expenses, though the exact timing and amounts are not predictable. Additionally, we believe that the COVID-19 pandemic could also enhance customer interest in our Guardian products as a means to assist and protect the current labor force and that our products are well suited to the new working environment as a result of the pandemic.

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

Recent Developments

Acquisition of RE2, Inc.

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities for use in any environment. At closing, the Company paid approximately $30 million in cash, net of cash acquired, issued approximately 10.8 million shares of Common Stock and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of Common Stock. The results presented and discussed below are those of the Company alone and do not reflect the impact of the RE2 acquisition.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of the Guardian XO and Guardian XT Products

We currently expect to derive revenue from the commercial launch of our Guardian XO and Guardian XT products, with initial production of commercial units beginning at the end of 2022 for delivery to customers in early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part II Item 1A Risk Factors “Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

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

Integration with RE2

We are in the early stages of integrating with RE2, which we acquired on April 25, 2022. While we believe that the organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our core products, the Guardian XO and Guardian XT, commercialization of the Guardian XO and Guardian XT could be delayed, which would adversely impact our operating results and financial condition, and the value of our investment in RE2 could be impaired.

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

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30 years and more than $300 million in research and development investment in our proprietary technologies and our extensive patent portfolio. However, our financial performance is significantly dependent on our ability to maintain this leading position and further dependent on the investments we make in research and development. It is important that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our robotic systems. If we fail to do this, our market position and revenue may be adversely affected, and our investments into these technologies will not be recovered.

Results of Operations

The discussion below regarding our results of operation for the three months ended March 31, 2022, does not include the financial results of RE2 as we had not acquired RE2 as of March 31, 2022. However, upon our acquisition of RE2 on April 25, 2022, RE2’s financial results began to be consolidated with ours. As a result, beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022, we will report our financial results on a combined basis and our results of operations will include those of RE2 from the acquisition date. Our results will not include RE2’s financial information prior to the acquisition. Beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022, our revenue and expenses will increase as compared to the corresponding periods in 2021 in large part due to incorporating the operating results of RE2. Where we indicate our beliefs as to future trends in financial performance in our discussion below and elsewhere in this Report, we focus on business drivers of those trends and, except as expressly stated, do not repeat the general impact of combining RE2’s financial performance or condition with ours as a driver of future changes.

Comparison of the Three Months Ended March 31, 2022, and 2021

Revenue, Net

The following table presents our revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Research and Development Services	$733	$1,600	$(867)	(54)%
Product Revenue	10	199	(189)	(95)%
Revenue, net	$743	$1,799	$(1,056)	(59)%

Revenue decreased by $1.1 million, or 59%, from $1.8 million for the three months ended March 31, 2021, to $0.7 million for the three months ended March 31, 2022, as explained below.

Research and Development Services

Revenue derived from research and development services decreased by $0.9 million, or 54%, from $1.6 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022. The decrease was a result of a net change in work efforts for various projects during the comparable periods and a decision to focus only on projects fully aligned with our product commercialization efforts. We expect future revenue from research and development services to fluctuate as we develop our products and narrow our focus to accepting only those development contracts that are fully aligned with our product commercialization efforts.

Product Revenue

Revenue derived from product sales decreased by $0.2 million, or 95%, from $0.2 million during the three months ended March 31, 2021 to $0.0 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we had minimal product sales compared to $0.2 million in sales of our Guardian S during the three months ended March 31, 2021.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$488	$1,202	$(714)	(59)%
Research and development	5,881	2,815	3,066	109%
General and administrative	17,792	2,314	15,478	669%
Sales and marketing	2,211	656	1,555	237%
Total operating expenses	$26,372	$6,987	$19,385	277%

Cost of Revenue

Cost of revenue decreased by $0.7 million, or 59%, from $1.2 million for the three months ended March 31, 2021, to $0.5 million for the three months ended March 31, 2022. Cost of revenue decreased at a similar rate as revenue decreased, driven by a decrease in expense in the use of direct labor, applied overhead and the use of third-party contractors.

Research and Development

Research and development expenses increased by $3.1 million, or 109% from $2.8 million for the three months ended March 31, 2021, to $5.9 million for the three months ended March 31, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount and our focus on the development and commercialization of our Guardian XO and Guardian XT products. We expect our research and development expenses to continue to increase due to our focus on product development.

General and Administrative

General and administrative expenses increased by $15.5 million, or 669%, from $2.3 million for the three months ended March 31, 2021, to $17.8 million for the three months ended March 31, 2022. The largest portion of the increase, $10.5 million, is due to stock-based compensation expense, mainly for stock grants that began vesting upon the closing of the Merger. Additionally, general and administrative expense increased primarily due to increased legal expenses and business insurance expense. We expect our general and administrative expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 237%, from $0.7 million for the three months ended March 31, 2021, to $2.2 million for the three months ended March 31, 2022. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services and stock-based compensation expense. We expect our sales and marketing expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Other Income (Loss)

The following table presents other income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income (loss)
Interest income (expense), net	$11	$(10)	$21	(210)%
Gain on warrant liability	6,414	—	6,414	*NM
Other income, net	2	—	2	*NM
Total other income (loss)	$6,427	$(10)	$6,437	(64,370)%

*NM - Not Meaningful

Other income (loss) increased by $6.4 million for the three months ended March 31, 2022 as compared to the prior year period, as a result of the $6.4 million in unrealized mark-to-market gain on our outstanding private placement warrants.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, Old Sarcos financed its operations through private placements of redeemable convertible preferred stock, from the limited sale of Guardian S units and other commercially available products and by providing research and development services under Small Business Innovation Research contracts and as a subcontractor for prime contractors working with the U.S. Department of Defense.

Upon the closing of the Business Combination, we retained approximately $228.8 million in cash proceeds, net of fees and expenses related to the Business Combination, including $220.0 million, from the PIPE Financing.

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of March 31, 2022, we had $199.0 million in cash and cash equivalents. In the second quarter of 2022, we used approximately $30 million in cash, net of cash acquired, in connection with our acquisition of RE2. We believe that our cash and cash equivalents on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to commercialize and deploy into the market our Guardian XO and Guardian XT products, our decision to outsource manufacturing of our robotic systems or develop high-volume production manufacturing capabilities in-house, unanticipated supply chain delays, the impact of inflation on the cost of labor, materials and components, availability of required materials and components, the extent to which we use capital to support further infrastructure development and research and development efforts, additional capital expenditures required for existing and new facilities, the expansion of sales, marketing, service and maintenance efforts, and development expenses related to designing and developing of new product capabilities.

In addition, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented (in thousands):

	Three Months Ended March 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(12,452)	$(3,871)	$(8,581)	222%
Net cash used in investing activities	(514)	(962)	448	(47)%
Net cash (used in) provided by financing activities	(5,190)	1,819	(7,009)	(385)%
Net decrease in cash and cash equivalents	$(18,156)	$(3,014)	$(15,142)	502%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2022 increased by $8.6 million to $12.5 million from $3.9 million during the same period in 2021. The increase to net cash used in operating activities was primarily attributable to a $14.0 million increase to net loss, partially offset by an increase of $4.4 million in stock-based compensation expense and other non-cash expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $1.0 million, driven mainly by increases in prepaid expenses, partially offset by increases in operating liabilities.

Net Cash Used in Investing Activities

Our net cash used in investing activities decreased by $0.4 million due to the timing of purchases of property and equipment.

Net Cash (Used In) Provided by Financing Activities

Our overall cash used in financing activities increased by $7.0 million. The increase was due mainly to $5.3 million for shares repurchased for payment of tax withholding obligations upon the vesting of equity awards during the three months ended March 31, 2022, as compared to $2.0 million of proceeds from loans received under the Paycheck Protection Program for the three months ended March 31, 2021.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in the Company’s 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited interim condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to technical issues associated with certain unique, unusual and nonstandard transactions within the Company’s equity described under “Risk Factors—Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.” our disclosure controls and procedures were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we have made an assessment of the accounting personnel and have strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls. In addition, we have engaged a third-party consulting firm that specializes in internal audit, and control processes and procedures to assist us in developing and implementing controls to address the remaining material weakness. We continue to make significant progress on these remediation steps and anticipate these actions will allow us to sufficiently address and remediate the remaining material weakness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us. References in this Item 1A Risk Factors to financial information as of dates or for periods ended on or prior to March 31, 2022 do not include the financial information of RE2 as of those dates or for those periods.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.

We incurred a net loss of $19.2 million for the three months ended March 31, 2022, and a net loss of $81.5 million for the year ended December 31, 2021. We believe that we will continue to incur operating and net losses through at least 2023. Even if we are able to successfully develop our robotic systems and attract customers for commercial sales or RaaS subscriptions of our products, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems, which may not occur.

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

We intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Further, we have recently hired a significant number of new employees, including Kiva Allgood, our new CEO, in December 2021 and other senior employees, as well as over 100 employees as a result of our acquisition of RE2. Integrating a large number of new employees in a short time can cause disruptions to processes, projects, culture, priorities and a company as a whole. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Further, we face these and other risks as a result of our acquisition of RE2. See - The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties. Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with a new CEO and a large number of new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.

On April 25, 2022, we completed our acquisition of RE2, Inc. We believe that RE2's business is complementary to ours, and that both RE2 and Sarcos will benefit from the combination of the two companies. Upon consummation of the acquisition of RE2, we became subject to risks associated with RE2's business, many of which are the same risks that we currently face. Other risks include:

•
risks associated with RE2's products and technology;
•
integration risks, such as risks associated with combining two organizations and cultures in two different geographies and integrating systems and maintaining IT security;
•
potential loss of focus on business and product development objectives;
•
maintaining customer and supplier relationships;
•
potential inability to allocate resources appropriately across product lines;
•
potential inability to retain employees; and
•
risks associated with whether we can achieve the expected benefits of the acquisition.

If we are unable to effectively manage these and any other risks resulting from the acquisition, the value of our investment in RE2 may be adversely affected and the expected benefits of the acquisition may not be realized.

We are in the early stages of integrating with RE2, which we acquired on April 25, 2022. While we believe that the organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our core products, the Guardian XO and Guardian XT, commercialization of the Guardian XO and Guardian XT could be delayed, which would adversely impact our ability to generate revenue, our overall profitability and our operating performance, and the value of our investment in RE2 could be adversely affected.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple financial, technical and operational assumptions, including timely hiring of additional skilled personnel, timing of commercial launch of our robotic systems, the level of demand for our robotic systems, the performance of our robotic systems, the utilization of the robot fleet, commercial interest in the RaaS subscription model and product pricing, the useable life of the robotic systems, cost of manufacturing, cost of components and availability of adequate supply, number of units that will need to be manufactured in each batch, the nature and length of the sales cycle, maintenance and servicing costs and the costs of refurbishing the robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Some of these risks, uncertainties and contingencies that could determine whether actual operating and financial results and business developments will be consistent with our expectations and assumptions include:

•
the amount of time and attention needed from management to integrate RE2 into our business, as well as any resulting disruption to or delay in our product development efforts;

•
whether we are able to successfully integrate RE2 into our business and achieve the expected benefits of the acquisition;

•
whether we can adequately address customer safety requirements;

•
whether we can obtain sufficient capital to sustain and grow our business;

•
our ability to manage our growth, including the integration of RE2 into our business;

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

•
our ability to retain existing key management, to attract additional leaders, to integrate recent hires, including RE2’s employees, and to attract, retain and motivate qualified personnel, including engineers, design and production personnel and service technicians;

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

Also, if ongoing product testing demonstrates that the units have not been designed or assembled to deliver the performance, reliability and/or safety that we expect, initial production of commercial units and therefore initial delivery to customers may be delayed as we work to address the deficiencies. Delays in the commercial launch of these products will result in a commensurate delay in revenue and profitability. For example, a delay in the commercial launch of the Guardian XO and Guardian XT to the end of 2023 would defer the revenue projected for 2023 to 2024. Any such delay in achieving projected revenues would materially and adversely affect our results of operations and financial condition, and any such delay in developing and commencing initial production of commercial units of products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems at a large scale and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under “— Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

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

Our industrial highly-dexterous mobile robotic systems, including our core products the Guardian XO and Guardian XT, are a new product category in markets that are currently dominated by conventional, manual systems and artificial intelligence and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with commercial customers to purchase or to enter into RaaS subscriptions for our core products, the Guardian XO and Guardian XT. While we do have binding commitments with commercial customers to develop and purchase Sapien products, sales volumes under these commitments are relatively limited. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With many of our products still under development, we have limited current customers and no pending orders for the upcoming commercial version of our core products, the Guardian XO and Guardian XT, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.

We expect to commence initial production of commercial units of our core products, the Guardian XO and Guardian XT, at the end of 2022 for delivery to customers in early 2023. With these core products still under development, we have limited current customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-production units with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of our Guardian XO and Guardian XT products. Although we have engaged in dialogue with potential customers about their interest in these core products, expected customer trials and discussions may not result in binding orders or sales. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may be longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of delivery and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders or RaaS subscriptions for our core products, our business, prospects, financial condition and operating results would be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products, the Guardian XO and Guardian XT, are still under development and their benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems upon which our business prospects depend, and our products may not provide the expected benefits to customers. Our robotic systems may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems.

We may fail to attract or retain customers at sufficient rates or at all.

Our core products are still under development. We have very limited experience commercializing our products and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with commercial customers to purchase or enter into RaaS agreements with respect to our Guardian XO and Guardian XT products. Further, although we have binding commitments with commercial customers to develop and purchase our Sapien products, these commitments are for relatively limited quantities and we will need to grow our sales of our Sapien products. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products or purchase our products in large volumes. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenues from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel our subscription for many reasons, including difficulties by employees in using the products, customers not using the robotic systems sufficiently, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

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

The success of our strategy to build recurring revenue streams through our RaaS subscription model depends on our ability to successfully market our products and the benefits to customers of the RaaS subscription model and to successfully develop a network of ongoing customers for our new RaaS revenue model. Investors should be aware of the difficulties normally encountered by a new business model, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. Customers may not perceive benefits to the RaaS subscription model.

Because we will continue to own units while they are used by our RaaS customers, we will be subject to risks associated with ongoing ownership of the units, including the risks of deterioration, damage or theft and higher maintenance and servicing costs, as well as potential product liability risks. All of these could result in higher costs to us, and could lead to customer dissatisfaction. The likelihood of our success must be considered in light of these risks, expenses, complications and delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our RaaS business model will prove successful.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. We launched the Guardian S mobile IoT platform in 2018 and expect to commence initial production of commercial units of the Guardian XO exoskeleton and Guardian XT robotic system at the end of 2022 for delivery to customers in early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. See “—Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Such challenges may result in delay of the anticipated commercial launch of one or more of these products, which would adversely affect our financial and operating results. Further, although we have expanded our product offering through the acquisition of RE2 and its Sapien products, we expect that our revenue will still be concentrated in a relatively limited number of models for the foreseeable future, and we will need to continue to develop these products and expand the customer base for these products to diversify our revenues and customers. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, both before and after we begin commercial sales of our Guardian XO and Guardian XT products, to the extent a particular model is not well-received by the market, our sales volumes and revenues would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commence initial production of commercial units of our core products, the Guardian XO and Guardian XT, we will need to complete our development efforts. We will also likely need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to commence initial production of commercial units of our core products, the Guardian XO and Guardian XT, by the end of 2022 for delivery to customers in early 2023. Further, the models forming our Sapien product line are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing such products at all or within our currently expected timelines.

In addition, notwithstanding our market research efforts, our current and future products may not be accepted by customers or their employees. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units and commercial units, though we also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenues sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products, or to purchase or subscribe for competitors’ products. Even if we are able to successfully develop our products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors' products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions (such as industrial automation) or competitors' products that utilize similar technology to ours (such as artificial intelligence) in a more effective way. Although we believe that by seeking to augment, rather than replace, humans for jobs that cannot be or are not practical to be automated, our products will be superior to artificial intelligence and industrial automation products currently available, we cannot be sure that alternative technologies or improvements to artificial intelligence, industrial automation or other technologies, processes or industries will not match or exceed the benefits introduced by our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to new or changing technologies. While we plan to upgrade and adapt our robotic systems as we or others develop new technology, our robotic systems may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our units.

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

Our products incorporate sophisticated computer software and firmware. Complex software and firmware frequently contain errors, especially when first introduced. Our software and/or firmware may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the user could experience serious injury or even death. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of death or injury. Customers and users also may fail to install updates and fixes to the software for several reasons including poor connectivity, inattention or failure to regularly dock Guardian XO units. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

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

In addition, our service and maintenance arrangements may not adequately address the service and maintenance requirements of our customers to their satisfaction, and we and our servicing partners may not have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems we deliver increases. Even if we and our servicing partners have the resources and experience needed, we and our servicing partners still may not adequately service or maintain the units. If we are unable to, directly or through third-party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

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

Our continued development and manufacturing of our products are and will be subject to risks, including with respect to:

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
shifts in demand for our products;

•
quality controls, particularly as we plan to expand our production capabilities;

•
delays or disruptions in our supply chain, or the need to order supplies in excess of demand due to minimum quantity requirements or price thresholds;

•
the impact of national or global economic or political conditions, including inflation and interest rates;

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

Our success depends, in part, on our ability to retain our key personnel. Our Executive Chairman and Chief Legal Officer are married, and if one were to leave us, it is possible that the other would do so as well. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the robotics field than other major metropolitan areas. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. As a result of our acquisition of RE2, a significant number of our employees are located in Pittsburgh, Pennsylvania. As an organization, we do not have meaningful experience managing two large facilities and employee bases in different geographies and across different time zones. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design, manufacture and launch our products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

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

Our core products, the Guardian XO and Guardian XT, are still in the development and testing phase. Initial production of commercial units of the Guardian XO and Guardian XT is not expected to begin until the end of 2022 and may occur later or not at all and therefore initial delivery to customers could be beyond early 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, design and development delays, difficulties relating to manufacturing of the units and other factors discussed under “—Initial production of commercial units of our core products, the Guardian XO and Guardian XT, may be delayed beyond the end of 2022 and therefore initial delivery to customers could be beyond early 2023.” Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volumes.

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

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. Our design of our products is significantly influenced by feedback from potential customers and reflect the needs they express. Further, some of our products have been designed to meet the specific use-cases of a particular customer. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We may not be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our proposed products and influenced their design ultimately decide to not enter into binding commitments or to adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

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

Our business and prospects depend significantly on our ability to build our brands. We may not succeed in continuing to establish, maintain and strengthen our brands, and our brands and reputation could be harmed by negative publicity regarding us or our products.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brands. If we do not continue to establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen our brands may depend on the acceptance of our products by employees of our customers. To promote our brands, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by employees of our customers or labor unions. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brands. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brands could also be adversely affected by perceptions about the quality of our competitors’ products.

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

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support the future commercialization of our products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source, for example, if we have developed custom components with a supply partner. If our third-party suppliers are unable to supply key components and materials in the required volumes or at acceptable prices, our sales, revenues and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and manufacturing units in excess of our demand due to minimum order quantity requirements or minimum price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in time to support our production needs, or at all, or at prices or quality levels that are favorable to us. Further, we may not be able to develop satisfactory alternatives to sole-sourced components. Any inability to find satisfactory alternatives to our single- and sole-sourced component suppliers could affect our costs and component availability and have a material adverse effect on our business, prospects, financial condition and operating results.

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

We intend to transition from a manufacturing model in which we primarily manufactured and assembled our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We are in discussions with third parties to provide contract manufacturing of our products; however, such discussions are more complicated because many of our products, including the Guardian XO and Guardian XT, are still undergoing design changes and improvements. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may incur delays, lost revenue and increased costs.

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

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic systems and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although discussions are continuing with potential counterparties, such discussions are more complicated because many of our products, including the Guardian XO and Guardian XT, are still undergoing design changes and improvements. We may not be able to contract with potential counterparties on commercially reasonable terms or at all, and we may need to use our own facilities for the initial production of commercial units of our products. If we are unable to enter into such definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. We may not be able to partner with third parties on acceptable terms or at all or establish our own production capacity to meet our needs. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities at our own facilities, which may not be feasible, our capital and operating expenditures would significantly increase and production of our robotic systems would be significantly delayed. We may also need to raise or borrow additional money, which may not be available on acceptable terms or at all. Further, it may require us to change the anticipated pricing of our RaaS subscription offering, which could adversely affect our margins and cash flows. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing the Guardian XO and Guardian XT and the Sapien line of products), procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Some of the factors that may lead to cost increases are outside of our control, such as national or global geopolitical and economic conditions, such as inflation or increases in interest rates. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic systems, and we expect that the cost to repair and service our robotic systems will increase over time as our robotic systems age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems to meet projected performance metrics and identify and investigate new areas of demand and successfully market our robotic systems and RaaS subscription model, but also on our ability to sell, whether outright or through subscriptions, our robotic systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

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

A breakdown of the competitive landscape by product area:

•
The Guardian XO competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist, and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Ekso Bionics, Ottobock, Lockheed Martin, SuitX and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.

•
The Guardian XT faces a varied competitive landscape that includes companies like JR West, collaborative robotics companies and automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.

•
The Sapien product line competes with products of various other companies, in some cases based on specific industry applications, such as Nauticus, SRS and Saab in the underwater solution space; Barrett, Kuka, Kinova and Staubli in the medical device industry; AES in solar construction applications; and BBHS, Juvo Robotics and Kuka in aviation services.

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

In addition, because we operate in new and evolving markets, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the robotics market as a whole and, accordingly, our business.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). As part of such process, Rotor identified a material weakness in its internal control over financial reporting. As of December 31, 2021, management has determined that this material weakness has been remediated as the previously issued financial statements have been restated and the Company is now accounting for the Private Placement warrants in accordance with the SEC Statement.

As a result of the material weakness identified related to Old Sarcos’ discussed above we have determined that our internal control over financial reporting was not effective as of March 31, 2022, see Part I Item 4 Controls and Procedures.

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

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, that could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could negatively affect the trading price of our Common Stock.

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

Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See “— Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expect to continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or if we are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our securities could decline. While management has concluded that the previously identified Rotor material weakness has been remediated, as a result of our remaining material weakness, which is discussed under “— Both Old Sarcos and Rotor identified a material weakness in their internal control over financial reporting prior to the closing of the Business Combination. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2022. See Part I Item 4 Controls and Procedures.

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

We had negative cash flow from operating activities of $42.1 million and $16.9 million for the years ended December 31, 2021 and 2020, respectively, and negative cash flow from operating activities of $12.5 million for the three months ended March 31, 2022. We expect to continue to have negative cash flow from operating and investing activities at least through the end of 2023 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our Guardian XO and Guardian XT products, as well as our Sapien products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $17.5 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively, and our research and development expenses are likely to grow in the future. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

We are subject to evolving laws, regulations, standards, policies and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of national, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach or incident. Such mandatory disclosures are costly and could lead to negative publicity, penalties, fines, litigation and other proceedings or cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach or incident.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which will go into effect January 1, 2023, Colorado has enacted the Colorado Privacy Act, which takes effect on July 1, 2023, and Utah has enacted the Utah Consumer Privacy Act, which will go into effect on December 31, 2023. These laws in Virginia, Colorado and Utah share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. The ongoing COVID-19 pandemic has increased security risks due to personnel working remotely. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses.

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

Risks Related to Ownership of our Common Stock and Warrants

Resales of the shares of Common Stock issued in connection with the Business Combination and our acquisition of RE2 could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock or Warrants could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock or Warrants.

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.6% of our Common Stock outstanding as of April 29, 2022, and are subject to lock-up obligations under our Amended and Restated Bylaws (“Bylaws”) and under lock-up agreements entered into with the Company (the “Old Sarcos Lock-up Agreements”).

In connection with the entry by the Company into the RE2 Lock-up Agreements (as described below), a special committee of our board of directors, consisting solely of independent directors who did not hold, and whose affiliates did not hold, shares of capital stock of Sarcos subject to the applicable terms of the Old Sarcos Lock-up Agreements, recommended to the board of directors that the release provisions in the Old Sarcos Lock-up Agreements be reconciled to the release provisions in the RE2 Lock-up Agreements. On April 25, 2022, the board of directors approved an amendment to the Bylaws and to the Old Sarcos Lock-up Agreements to conform the release provisions to the RE2 Lock-up Agreements.

Following the amendment described above, Old Sarcos Security Holders are subject to the following lock-up periods under the Bylaws:

If the Common Stock was issued from the exchange or conversion of shares of Old Sarcos preferred stock, then:

1.
fifty percent (50%) of the Common Stock became transferable at the close of business on March 24, 2022.
2.
the remaining fifty percent (50%) of the Common Stock may only be transferred beginning on September 24, 2022.

If the Common Stock was issued from the exchange or conversion of Old Sarcos’ common stock, options, RSAs or RSUs, then:

1.
twenty percent (20%) of the Common Stock became transferable at the close of business on March 23, 2022; and
2.
the remaining eighty percent (80%) of the Common Stock may only be transferred beginning upon the earlier to occur of (a) such time as the Company or any of its subsidiaries have delivered to one or more customers at least 20 Guardian XO and/or Guardian XT and/or Sapien commercial units, but in no event prior to the close of business on September 24, 2022 and (b) the close of business on September 24, 2023.

Following the amendment described above, Old Sarcos Security Holders are subject to the following lock-up periods under the Old Sarcos Lock-up Agreements:

If the Common Stock was issued from the exchange or conversion of Old Sarcos preferred stock or warrants, then:

1.
fifty percent (50%) of the shares became transferable on March 24, 2022 and
2.
the remaining fifty percent (50%) of such shares may only be transferred beginning at the close of business on the one (1) year anniversary of the closing of the Business Combination.

If the Common Stock was issued from the exchange or conversion of Old Sarcos common stock, options, RSAs or RSUs, then:

1.
twenty percent (20%) of such securities became transferable on March 23, 2022 and
2.
the remaining eighty percent (80%) may only be transferred beginning upon the earlier to occur of (A) delivery to customers of at least twenty Guardian XO and/or Guardian XT and/or Sapien commercial units to customers (but in no event prior to the close of business on the one (1) year anniversary of the date of the Business Combination) and (B) the close of business on the second anniversary of the date of the Business Combination.

Common Stock held by former Old Sarcos Security Holders will be freely tradeable once the remaining applicable lock-up periods expire and such shares are registered for resale under the Securities Act. Pursuant to a registration rights agreement entered into concurrently with the consummation of the Business Combination by and among our company, Rotor Sponsor LLC (the “Sponsor”) and certain Old Sarcos Security Holders, we registered the shares of Common Stock subject to the registration rights agreement on a registration statement on Form S-1 filed with the SEC on October 15, 2021, as amended by Post-Effective Amendment No. 1, which was declared effective on April 5, 2022.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.2% of our Common Stock outstanding as of April 29, 2022. The Rotor Restricted Stockholders are subject to certain transfer restrictions with respect to their converted Founder Shares.

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

On April 25, 2022, we issued 10.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 7.0% of our Common Stock outstanding as of April 29, 2022, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of the Company Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became employees of the Company on such date received in the aggregate 7.0 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

1.
with respect to twenty percent (20%) of such holder’s RE2 Lock-up Shares, such shares may be transferred on the trading day following the date on which the registration statement on Form S-1 for the resale of Consideration Shares is declared effective by the Securities and Exchange Commission; and
2.
with respect to the remaining eighty percent (80%) of such holder’s RE2 Lock-up Shares, such shares may be transferred beginning upon the earlier to occur of (a) such time as the Company or any of its subsidiaries have delivered to one or more customers at least twenty (20) Guardian XO and/or Guardian XT and/or Sapien commercial units (but in no event prior to the close of business on September 24, 2022) and (b) the close of business on September 24, 2023.

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.3% of our Common Stock outstanding as of April 29, 2022. These shares are not subject to any lock-up or transfer restrictions, and pursuant to the subscription agreements entered into with our predecessor, we were obligated to file with the SEC a registration statement with respect to the resale of such Common Stock no later than 30 days following the consummation of the Business Combination. Shares of Common Stock purchased by the PIPE Investors were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021, as amended by Post-Effective Amendment No. 1, which was declared effective on April 5, 2022.

The price of our Common Stock could decline due to the large number of outstanding shares of our Common Stock eligible for future sale.

We have granted and expect to continue to grant equity awards to our directors and employees as additional compensation in an effort to align their interests with those of our stockholders. Because awards granted to certain executive officers and directors may be scheduled to vest during specified points in time, such as expected open trading windows under our insider trading policy, there is a potential that sales of large amounts of our Common Stock may take place during concentrated periods, leading to a decline in the price of our Common Stock.

“Sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our Common Stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our Common Stock may be sold over a limited time period in connection with significant vesting events. We may also settle tax withholding obligations in connection with vesting of awards through “net settlement,” in which we remit cash to satisfy the tax withholding obligation and withhold a number of the vested shares on each vesting date. Depending on the fair value of our Common Stock and the number of awards vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

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

•
the volume of shares of the Common Stock and Public Warrants available for public sale, including as a result of the release of shares of our Common Stock from lock-up provisions (see – “Resales of the shares of Common Stock issued in connection with the Business Combination and our acquisition of RE2 could depress the market price of our Common Stock.”) or after exercise of any of our Warrants;

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the Public Warrants may be redeemed, please see “Description of Securities—Warrants—Public Stockholders’ Warrants” in our prospectus filed with the SEC on April 6, 2022. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions.

Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have outstanding Public Warrants to purchase approximately 13,806,340 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,743,113 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

We cannot predict if investors will find our Common Stock or Public Warrants less attractive because we will rely on these exemptions. If some investors find our Common Stock or Public Warrants less attractive as a result, there may be a less active trading market for our Common Stock or Public Warrants and more stock price volatility..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Merger Agreement, dated March 27, 2022, by and among Sarcos Technology and Robotics Corporation, Spiral Merger Sub I, Inc., Spiral Merger Sub II, LLC, RE2, Inc. and Draper Triangle Ventures III, LP, solely in its capacity as the agent for and on behalf of the shareholders of RE2 under the Merger Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

3.1

Second Amended and Restated Certificate of Incorporation of Sarcos Technology and Robotics Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2021).

3.2	Amended and Restated Bylaws of Sarcos Technology and Robotics Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).
4.1

Registration Rights Agreement, dated March 27, 2022, by and among Sarcos Technology and Robotics Corporation and Draper Triangle Ventures III, LP, in its capacity as the agent for and on behalf of the shareholders of RE under the Merger Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

10.1	Form of Lock-up Agreement with RE2 employee securityholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).
10.2*	Employment Agreement, dated February 24, 2022, between Denis Garagic and the Company.
10.3	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 31. 2022).
10.4

Employment Agreement, dated March 27, 2022, between Jorgen Pedersen, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2022.)

10.5

Noncompetition and Nonsolicitation Agreement, dated March 27, 2022, between Jorgen Pedersen and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2022.)

10.6

Redemption Rights Agreement, dated April 25, 2022, between Jorgen Pedersen and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2022.)

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

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: May 11, 2022	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Steven Hansen
Steven Hansen
Chief Financial Officer (Principal Financial and Accounting Officer)