Form 10-Q
period 2022-06-30
Sarcos Technology & Robotics Corp
filed 2022-08-09
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 154.8 million shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.
•
We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at the prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.
•
We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.
•
Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•
Our core products represent a new product category, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.
•
With many of our products still under development, we have limited current customers and no binding orders for the upcoming commercial version of our core products, the Guardian XO, Guardian XT and Sapien 6M, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.
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
•
Our management as a group has limited experience in operating a publicly-traded company.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,259	$217,114
Marketable securities	79,507	—
Accounts receivable	1,147	788
Unbilled receivables	2,824	221
Inventories, net	1,896	1,006
Prepaid expenses and other current assets	5,512	9,202
Total current assets	164,145	228,331
Property and equipment, net	7,775	7,051
Intangible assets, net	20,726	—
Goodwill	70,861	—
Other non-current assets	503	441
Total assets	$264,010	$235,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,646	$1,681
Accrued liabilities	8,133	4,480
Total current liabilities	9,779	6,161
Warrant liabilities	3,169	13,701
Deferred tax liabilities	2,768	—
Other non-current liabilities	2,017	1,999
Total liabilities	17,733	21,861
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 152,229,803 and 137,722,658 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	15	14
Additional paid-in capital	434,073	359,439
Accumulated deficit	(187,811)	(145,491)
Total stockholders’ equity	246,277	213,962
Total liabilities and stockholders’ equity	$264,010	$235,823

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$3,038	$1,143	$3,781	$2,942
Operating expenses:
Cost of revenue	3,146	676	3,634	1,878
Research and development	7,569	4,054	13,450	6,869
General and administrative	18,146	2,921	35,938	5,235
Sales and marketing	2,586	1,163	4,797	1,819
Intangible amortization expense	574	—	574	—
Total operating expenses	32,021	8,814	58,393	15,801
Loss from operations	(28,983)	(7,671)	(54,612)	(12,859)
Interest income (expense), net	148	(13)	159	(23)
Gain on warrant liability	4,113	—	10,527	—
Gain on forgiveness of notes payable	—	2,394	—	2,394
Other (expense) income, net	(2)	28	—	28
Loss before provision for income taxes	(24,724)	(5,262)	(43,926)	(10,460)
Provision for income taxes	1,606	(1)	1,606	(1)
Net loss	$(23,118)	$(5,263)	$(42,320)	$(10,461)
Net loss per share
Basic and diluted	$(0.16)	$(0.05)	$(0.30)	$(0.10)
Weighted-average shares used in computing net loss per share
Basic and diluted	146,278,898	104,063,972	142,116,194	104,061,824

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock						Common Stock				Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2020	5,421,446	$5	3,158,338	$3	3,532,228	$4	171,645	$—	8,000,001	$8	$96,870	$(63,983)	$(3)	$32,904
Retroactive application of reverse recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	(3,532,228)	(4)	103,867,709	10	(8,000,001)	(8)	10	—	—	—
Balance, December 31, 2020, as adjusted	—	—	—	—	—	—	104,039,354	10	—	—	96,880	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(203)	—	3	(200)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Exercise of stock options	—	—	—	—	—	—	24,618	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,198)	—	(5,198)
Balance at March 31, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$96,870	$(69,181)	$—	$27,699
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	—	219
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,263)	—	(5,263)
Balance at June 30, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$97,089	$(74,444)	$—	$22,655

	Convertible Preferred Stock						Common Stock				Additional			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	137,722,658	$14	—	$—	$359,439	$(145,491)	$—	$213,962
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,850	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	2,013,893	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(793,888)	—	—	—	(5,250)	—	—	(5,250)
Exercise of stock options	—	—	—	—	—	—	83,582	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,202)	—	(19,202)
Balance at March 31, 2022	—	$—	—	$—	—	$—	139,026,245	$14	—	$—	$365,104	$(164,693)	$—	$200,425
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,270	—	—	10,270
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	1,402,863	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(464,381)	—	—	—	(1,342)	—	—	(1,342)
Exercise of stock options	—	—	—	—	—	—	1,492,402	—	—	—	486	—	—	486
Common stock and assumed equity awards in connection with a business acquisition	—	—	—	—	—	—	10,772,674	1	—	—	59,555	—	—	59,556
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,118)	—	(23,118)
Balance at June 30, 2022	—	$—	—	$—	—	$—	152,229,803	$15	—	$—	$434,073	$(187,811)	$—	$246,277

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,320)	$(10,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,120	392
Depreciation of property and equipment	594	219
Amortization of intangible assets	574	—
Change in fair value of warrant liability	(10,527)	—
Gain on forgiveness of notes payable	—	(2,394)
Changes in operating assets and liabilities
Accounts receivable	463	665
Unbilled receivable	(635)	(104)
Inventories	(424)	(551)
Deferred transaction costs	—	(2,799)
Prepaid expenses and other current assets	3,941	(655)
Other non-current assets	(40)	—
Accounts payable	(401)	1,044
Accrued liabilities	1,320	455
Other non-current liabilities	(1,589)	529
Net cash used in operating activities	(27,924)	(13,660)
Cash flows from investing activities:
Purchases of property and equipment	(690)	(2,282)
Acquisition of a business, net of cash acquired	(29,687)	—
Purchases of marketable securities	(79,507)	—
Net cash used in investing activities	(109,884)	(2,282)
Cash flows from financing activities:
Proceeds from notes payable	—	2,000
Proceeds from exercise of stock options	551	20
Shares repurchased for payment of tax withholdings	(6,596)	—
Purchase of non-controlling interest	—	(200)
Payment of obligations under capital leases	(2)	(2)
Net cash (used in) provided by financing activities	(6,047)	1,818
Net decrease in cash, cash equivalents	(143,855)	(14,124)
Cash, cash equivalents at beginning of period	217,114	33,664
Cash, cash equivalents at end of period	$73,259	$19,540
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$2
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$59,556	$—
Purchases of property and equipment included in accounts payable at period-end	$—	$151
Leasehold improvements paid by lessor	$—	$961

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”), designs and produces highly dexterous mobile robotic systems for use in unstructured environments.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of June 30, 2022, are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

Business Combinations

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

Immediately prior to the effective time of the Merger (the “Effective Time”), all issued and outstanding warrants to purchase shares of Class A common stock of Old Sarcos were net exercised and all issued and outstanding shares of preferred stock of Old Sarcos were converted into common stock of Old Sarcos (collectively, the “Old Sarcos Common Stock”). Pursuant to the terms of the Merger Agreement, at the Effective Time:

•
each outstanding share of Old Sarcos Common Stock, after giving effect to the conversion described above, was cancelled and converted into and became (i) the right to receive approximately 5.129222424 shares (the “Exchange Ratio”) of Common Stock of the Company, par value $0.0001 per share (the “Common Stock”), rounded down to the nearest whole share plus (ii) the contingent right to receive a portion of additional shares of Common Stock upon achievement of certain milestones (the “Contingent Merger Consideration”), as described below; and
•
the outstanding options, restricted stock units (“RSUs”) and restricted stock award (“RSA”) of Old Sarcos, whether vested or unvested, were assumed by the Company and converted into options, RSUs and RSA of the Company.

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

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems for use in the aviation, construction, defense, energy, and medical industries. The results presented herein include the activity of RE2 from the acquisition date through June 30, 2022. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Modifications continue to be made to the Company’s normal operations because of the COVID-19 pandemic and the Company continues to monitor its operations and government recommendations. Travel restrictions and capacity limits at customer locations, as well as supply chain disruptions, difficulty hiring and other negative impacts, resulting from the COVID-19 pandemic and other macroeconomic conditions have caused and may continue to cause delays in the assessment and deployment of the Company’s products. Although it is widely expected that the impact of the pandemic will subside over time, the Company cannot predict the future extent or duration of the impact that the COVID-19 pandemic will have on its financial condition and operations. The impact of the COVID-19 pandemic on the Company’s financial performance, product development and release and business generally will depend on future developments, including the duration of the outbreak, the severity of new variants and related governmental advisories and restrictions. If the financial markets, the overall economy, working conditions and supply chain, among other things, continue to be negatively impacted, the Company’s operations and financial results will continue to be adversely affected.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $152.8 million as of June 30, 2022, compared to $217.1 million as of December 31, 2021. The Company has historically incurred losses and negative cash flows from operations. As of June 30, 2022, the Company also had an accumulated deficit of approximately $187.8 million and working capital of $154.4 million.

These financial statements have been prepared in accordance with GAAP and this basis assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity have been cash generated by equity offerings and debt. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion of sales and marketing activities, customer growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

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

Revenue from Contracts with Customers

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company’s core products. Second, the Company sells its products and related parts and repair services. Research and development services revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Product revenue primarily includes sales of the Company’s commercially available products.

Research and Development Services

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of technology in the areas of robotics, artificial intelligence and unmanned systems. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Product Revenue

Product revenue relates to sales of the Company’s commercially available products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Research and Development Services and Product Revenue were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Research and Development Services	$2,982	$1,030	$3,715	$2,630
Product Revenue	56	113	66	312
Revenue, net	$3,038	$1,143	$3,781	$2,942

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

Contract assets include unbilled receivables which are amounts resulting from timing differences between revenue recognition and billing in accordance with agreed-upon contractual terms, which typically occur subsequent to revenue being recognized.

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2021	$788	$221	$94	$36	$30
Increase/(decrease), net	359	2,603	(37)	—	412
Ending Balance as of June 30, 2022	$1,147	$2,824	$57	$36	$442

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three and six months ended June 30, 2022, the Company recognized revenue related to $0.0 million of deferred revenue which existed at December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized revenue related to $0.1 million of deferred revenue which existed at December 31, 2020.

Remaining Performance Obligations

As of June 30, 2022, the Company had backlog, or revenue related to remaining performance obligations, of $11.1 million. We expect $9.6 million of this backlog to be recognized during 2022, with the remainder expected to be recognized in 2023.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the previous guidance, and improving the consistent application of and simplification of other areas of the guidance. The Company adopted this ASU on January 1, 2022, using a prospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Level 3—Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as an option pricing model, discounted cash flow or similar technique.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities, $19,960 at cost	$19,984	$—	$—	$19,984
Commercial Paper, $29,923 at cost	29,953	—	—	29,953
Marketable Securities:
U.S. Treasury securities, $59,629 at cost	59,639	—	—	59,639
Commercial Paper, $19,853 at cost	19,868	—	—	19,868
Total assets	$129,444	$—	$—	$129,444

Liabilities:
Warrant liability	$—	$3,169	$—	$3,169
Total liabilities	$—	$3,169	$—	$3,169

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$13,701	$13,701
Total liabilities	$—	$—	$13,701	$13,701

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2021	$13,701
Warrant liability transferred out of Level 3	(13,701)
Balance at June 30, 2022	$—

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

3. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$1,217	$458
Work-in-process	205	41
Finished goods, net	474	507
Total inventories, net	$1,896	$1,006

The Company had inventory reserves of $0.3 million as of June 30, 2022 and December 31, 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Prepaid insurance	$1,837	$4,786
Software	3,137	4,144
Other prepaid expense	443	171
Other assets	95	101
Total prepaid expenses and other current assets	$5,512	$9,202

Property and Equipment, Net

Property and equipment, net consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Robotics and manufacturing equipment	$1,296	$876
Leasehold improvements	4,293	3,890
Computer equipment	1,615	1,270
Capital leased computer equipment	271	271
Software	389	355
Furniture and fixtures, and other fixed assets	838	753
Construction in progress	903	872
Property and equipment, gross	9,605	8,287
Accumulated depreciation and amortization	(1,830)	(1,236)
Property and equipment, net	$7,775	$7,051

Depreciation expenses were $0.3 million and $0.1 million, for the three months ended June 30, 2022 and 2021, respectively. Depreciation expenses were $0.6 million and $0.2 million, for the six months ended June 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Payroll and related costs	$4,022	$2,511
Consulting and professional services	131	406
Legal accrual	2,768	520
Other current liabilities	1,212	1,043
Total accrued liabilities	$8,133	$4,480

Other Non-current Liabilities

Other non-current liabilities consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Capital leases and other	$5	$7
Deferred rent	2,012	1,992
Total other non-current liabilities	$2,017	$1,999

4. Acquisitions

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems for use in the aviation, construction, defense, energy and medical industries. This acquisition significantly increased our engineering team and added additional products and target markets to the Company’s total addressable market. The aggregate consideration transferred was $90.2 million, of which $30.7 million was paid in cash, $44.1 million was comprised of 9,372,674 shares of common stock and $15.4 million was comprised of assumed options to purchase 3,877,039 shares of common stock. Additionally, 1,400,000 shares of common stock were issued with a fair value of $6.6 million at the time of grant. These shares are subject to risk of forfeiture which lapses in full four years after the acquisition date. These shares were excluded from the consideration transferred and will be recorded as stock-based compensation expense.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2022, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)	Amount
Cash and cash equivalents	$981
Accounts receivable	821
Unbilled receivables	1,968
Inventories	465
Prepaid expenses and other current assets	253
Property and equipment	1,084
Intangible assets	21,300
Goodwill	70,861
Other non-current assets	21
Accounts payable	(822)
Accrued liabilities	(2,334)
Deferred tax liabilities	(4,374)
Total acquisition consideration	$90,224

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

(in thousands)	Amounts	Useful Life (in years)
Trade name and trademarks	$1,000	6
Developed technology	9,600	5
Customer relationships	10,700	9
Total intangible assets	$21,300

Goodwill represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce and synergies expected to be achieved from the integration of RE2. Goodwill is not deductible for tax purposes.

The results of operations of RE2 from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of RE2 are not material to the Company’s consolidated financial statements in any period presented.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2022 was as follows:

(In thousands)	Amounts
Balance at December 31, 2021	$—
Acquisitions	70,861
Balance at June 30, 2022	$70,861

There was no impairment of goodwill recorded during the six months ended June 30, 2022 and 2021.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	June 30, 2022
(In thousands)	Gross Carry Amount	Accumulated Amortization	Net Carry Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$28	$972	5.8
Developed technology	9,600	323	9,277	4.8
Customer relationships	10,700	223	10,477	8.8
Total	$21,300	$574	$20,726

The Company recorded $0.6 million of amortization expense during the three and six months ended June 30, 2022, which was recorded as intangible amortization expense in the condensed consolidated statement of operations. There was no amortization expense during the three and six months ended June 30, 2021. There was no impairment of intangible assets recorded for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2022	$1,638
2023	3,276
2024	3,276
2025	3,276
2026	3,276
2027 and thereafter	5,984
Total	$20,726

6. Notes Payable

Old Sarcos received two unsecured loans under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The first loan, with a principal amount of $2.4 million, was received in April 2020, and the second loan, with a principal amount of $2.0 million, was received in March 2021. These PPP loans had an interest rate of 1.00% per year. The first PPP loan of $2.4 million was forgiven during June 2021, and the second PPP loan of $2.0 million was forgiven during November 2021. As of June 30, 2022, the Company did not have any outstanding debt.

7. Reverse Recapitalization

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

Immediately following the Business Combination, the Company had 137,589,275 shares issued and outstanding of Common Stock. The following table presents the number of shares of the Company’s Common Stock outstanding immediately following the the Business Combination:

Number of Shares
Rotor Class A Common Stock, outstanding prior to the Business Combination	27,600,000
Rotor Class B Common Stock, outstanding prior to the Business Combination	6,405,960
Class A common stock issued to PIPE Investors	22,000,000
Less: redemption of Rotor Common Stock	(23,479,970)
Total shares from the Business Combination and PIPE financing	32,525,990
Recapitalization of Old Sarcos common stock into Class A common stock(1)	105,063,285
Total shares of Common Stock immediately after the Business Combination	137,589,275

(1) The number of Old Sarcos shares was determined from the 21,483,286 shares of Old Sarcos Common Stock warrants, Common Stock and Preferred Stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the Common and Preferred Stock redeemed, converted at the Exchange Ratio of 5.129222424. This excludes a restricted stock award for 5,129,222 shares that was unvested as of the date of the Business Combination. All fractional shares were rounded down.

8. Warrants

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

9. Stock-based Compensation

2015 Stock Plan

The Old Sarcos 2015 Equity Incentive Plan (the “2015 Plan”) provided stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. These awards generally vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. Following the closing of the Business Combination, no further awards may be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan.

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Commination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12.8 million shares of Common Stock. As of June 30, 2022, 25.5 million shares were available to grant under the 2021 Plan.

RE2 Stock Plans

In connection with the acquisition of RE2, the Company assumed the outstanding stock plans and certain outstanding stock options of RE2. These stock options are governed by the plans and agreements under which they were originally issued, but are now exercisable for shares of Common Stock.

The following summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2021	10,027,094	$3.28	7.2	$67,173
Granted (a)	6,076,103	2.21
Exercised	(1,575,984)	0.35
Cancelled	(943,681)	6.52
Outstanding – June 30, 2022	13,583,532	$2.92	7.2	$15,828
Exercisable – December 31, 2021	5,176,464	$0.46	5.3	$49,268
Exercisable – June 30, 2022	7,859,849	$0.91	5.8	$14,748

(a) In connection with the acquisition of RE2, the Company assumed certain outstanding options to acquire RE2 common stock which, following such assumption, were converted to rights to acquire 3.9 million shares of the Company's common stock at a weighted-average exercise price of $1.05 per share.

The following summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	1,797,474	$8.34
Granted	2,464,180	3.91
Released	(825,280)	8.69
Cancelled	(235,776)	8.52
Outstanding – June 30, 2022	3,200,598	$4.83

The following summarizes the Company’s RSA activity for the six months ended June 30, 2022:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	5,129,222	$8.78
Granted	26,865	5.83
Released	(2,591,476)	8.75
Outstanding – June 30, 2022	2,564,611	$8.78

One Sarcos RSA holder is eligible to receive additional shares upon achievement of earn-out targets as discussed in Note 7 above.

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$24	$15	$38	$43
Research and development	159	73	314	134
Sales and marketing	251	12	383	22
General and administrative	9,836	119	20,385	193
Total stock-based compensation expense	$10,270	$219	$21,120	$392

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(23,118)	$(5,263)	$(42,320)	$(10,461)
Denominator:
Weighted average shares outstanding, basic and diluted	146,278,898	104,063,972	142,116,194	104,061,824
Basic and diluted net loss per share	$(0.16)	$(0.05)	$(0.30)	$(0.10)
Anti-dilutive securities, excluded	69,516,163	15,285,032	69,516,163	15,285,032

The Company has presented the unaudited basic and diluted net loss per share for the three and six months ended June 30, 2021, which has been adjusted to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred stock into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

As the Company incurred a net loss for the three and six months ended June 30, 2022 and 2021, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

11. Income Taxes

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

The Company recognized income tax benefits of $1.6 million for the three and six months ended June 30, 2022 as compared to income tax expense of $0.0 million for the three and six months ended June 30, 2021. The provision for income taxes for the three and six months ended June 30, 2022 and 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses, offset by tax benefits from the acquisition of RE2 net deferred tax liabilities, which resulted in the removal of a portion of the Company's previously recorded valuation allowance.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may be involved in various claims, lawsuits, investigations and other proceedings in the normal course of the business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations or cash flows. Accordingly, the Company has not recorded any material loss contingency related to legal proceedings in the balance sheet as of June 30, 2022 and December 31, 2021.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of June 30, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

Operating Leases

The Company leases facilities under noncancelable operating lease agreements. Future minimum rental payments under the noncancelable operating leases, subsequent to June 30, 2022, are as follows:

(In thousands)	Operating Leases
2022	$908
2023	1,504
2024	1,882
2025	1,530
2026	1,397
2027 and thereafter	9,919
Total	$17,140

Rent expense related to noncancelable operating leases totaled $0.4 million for the three months ended June 30, 2022 and 2021. Rent expense related to noncancelable operating leases totaled $0.7 million for the six months ended June 30, 2022 and 2021. The operating lease terms include renewal options ranging from two to five years.

Capital Leases

The Company leases equipment under agreements expiring at various times during the next three years. The Company has recorded the capital lease obligations within its condensed consolidated balance sheets. Future minimum rental payments under the noncancelable capital leases, subsequent to June 30, 2022, are as follows:

(In thousands)	Capital Leases
2022	$96
2023	4
2024	4
Minimum lease payment including interest	104
Amount representing interest	(1)
Minimum lease payments excluding interest	$103

Unconditional Purchase Commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies (“Palantir”). Pursuant to that agreement, the Company committed to purchase licenses to access software products and utilize services from Palantir over a six year period for a total cost to the Company of $42.0 million. As of June 30, 2022, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

(In thousands)	Annual Service Payments
2022	$—
2023	8,000
2024	8,000
2025	10,000
2026	10,000
Total	$36,000

The Company recognized $1.0 million and $1.9 million in sales and marketing expenses related to services provided by Palantir during the three and six months ended June 30, 2022, respectively. The Company had a prepaid expense balance of $1.9 million related to the Palantir contract as of June 30, 2022.

13. Segment Information

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

The Company’s revenue is derived primarily from U.S. customers. During the three and six months ended June 30, 2022, the Company had $0.6 million of revenue earned from customers located outside the United States. During the three and six months ended June 30, 2021, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

14. Related Party Transactions

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff, our former CEO and current Executive Chairman of the Board. The Company has capitalized $0.8 million related to construction in progress for the experiential mobile display as of June 30, 2022.

15. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of June 30, 2022. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching contributions.

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
•
our ability to sell or obtain RaaS subscriptions for our products;
•
our product roadmap, including the expected timing of product releases;
•
our ability to manage and overcome supply chain challenges, including increases in the cost of and interruptions in the supply or availability of components, parts and materials;
•
our ability to attract and retain qualified personnel with the necessary experience;
•
our ability to introduce new products that meet our customers’ requirements and to successfully transition to high volume manufacturing of our products by third-party manufacturers or by us;
•
our projected financial and operating information;
•
our future financial performance;
•
future capital requirements and sources and uses of cash;
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
•
expansion plans and opportunities, including plans to expand our product availability globally;
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

Overview

We are a technology leader in industrial highly-dexterous mobile robotic systems for use in unstructured environments. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. The robotic systems we are developing are designed to combine human intelligence, instinct, and judgment with the strength, endurance and precision of machines. Our products are designed to augment, rather than replace, humans.

We have adopted a multi-generational product roadmap such that development activities for products and programs are leveraged across the product portfolio. Our highest priority is on commercialization of our Guardian XT and Sapien 6M products for work-at-height use cases, which we believe will maximize near term product revenue potential, and solar field construction use cases, which represents a significant revenue generation opportunity but which will require additional development prior to commercialization. We will also pursue development of Guardian XO use cases, airport apron automation use cases, and subsea use cases, as well as longer term opportunities. A substantial majority of our resources will be dedicated to our near term priority while ensuring that we also advance our technological solutions for other opportunities.

We plan to offer our Guardian XO and Guardian XT primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We also anticipate that some customers will prefer to purchase these products rather than enter into RaaS subscriptions. We currently do not have any RaaS subscription agreements. As a result of our acquisition of RE2 on April 25, 2022, we now offer the Sapien line of robotic arm products. We believe that Sapien products will generally be sold, though we may also enter into RaaS subscriptions with customers with respect to our Sapien products. Revenue from our products are currently derived generally from development and sales contracts, rather than subscription arrangements.

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
•
obtain, maintain and improve our operational, financial and management information systems;
•
recruit, hire and retain additional personnel to support and sustain our needs in commercializing our products, producing them and delivering them to customers;
•
establish a sales, marketing and distribution infrastructure for commercial distribution and placement of our robotic systems;
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

We have taken several actions in response to the COVID-19 pandemic that resulted in significant disruptions to how we operate our business. Our customers and partners have adopted similar policies. These actions and policies of ours and our customers and partners are evolving as laws, regulations and recommendations evolve. Although many of these measures are no longer in effect, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of measures to mitigate the COVID-19 pandemic and their resulting economic effects. Further, discontinued measures could be reinstituted, for example as a result of government requirements or in response to new variants of COVID-19.

We are currently experiencing disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In an effort to manage potential supply chain risks, in particular increasing and unpredictable lead-times, we have accelerated and expect to continue to accelerate purchases of various materials, parts and components for the foreseeable future to support product development and prepare for production of our commercial units, which has and will likely continue to increase our use of cash. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and continue to adversely affect, among other things, demand for our products, the ability to test and assess our robotic systems with potential customers, our IT and other expenses, our ability to recruit and the ability of our employees to travel, any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

We have also experienced, and may continue to experience, certain positive financial impacts on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. However, as restrictions ease we are incurring increased travel and other such expenses, though the exact timing and amounts of such increases are not predictable. Additionally, we believe that the COVID-19 pandemic could also enhance customer interest in our Guardian products as a means to assist and protect the current labor force and that our products are well suited to the new working environment as a result of the pandemic.

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

Development, Testing and Commercial Launch of our Core Products

We currently expect that revenue from the commercial launch of our core products, the Guardian XO, Guardian XT and Sapien 6M products, will determine our financial success. We currently believe that we will begin initial production of commercial units of the Guardian XT and Sapien 6M by the end of 2022, for delivery to customers in early 2023. In large part due to significant supply chain disruptions that have limited our supply of parts common to both the Guardian XO and Guardian XT and certain parts pertaining to the Guardian XO, we have prioritized the commercialization of the Guardian XT and Sapien 6M and delayed the commercial launch of the Guardian XO. We have chosen to prioritize the Guardian XT and Sapien 6M as we are closer to completing development of commercial units for those products and initial demand for those products appears strong, and our ongoing re-design of the Guardian XO in order to decrease its weight and integrate customer feedback will require additional time to complete. As a result, we currently anticipate beginning initial production of commercial units of the Guardian XO in the second half of 2023. Such timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part II Item 1A Risk Factors “Initial production of commercial units of our core products may be further delayed.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development, testing and manufacturing requirements of our products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs (especially in the case of RaaS subscription contracts) and our ability to lower product costs as volumes increase. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next twelve months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Any delays in the successful completion of the commercialization of our Guardian XO, Guardian XT and Sapien 6M products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

Acquisition and Integration of RE2

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities for use in any environment. At closing, we paid approximately $30 million in cash, net of cash acquired, issued approximately 10.8 million shares of Common Stock and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of Common Stock. The results presented and discussed below include the activity for RE2 from the acquisition date through June 30, 2022. Our results do not include RE2’s financial information prior to the acquisition.

We are in the early stages of integrating with RE2. While we believe that both organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our products, commercialization of the Guardian XO, Guardian XT and Sapien 6M could be delayed, which would adversely impact our operating results and financial condition, and the value of our investment in RE2 could be impaired.

Customer Demand

Although our Guardian XO, Guardian XT and Sapien units are not yet commercially available, we have received interest from potential customers that have tested or witnessed demonstrations of our pre-commercial units. However, because our robotic systems represent a new product category in markets that currently rely generally on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

We expect to offer our Guardian XO and Guardian XT primarily through a RaaS subscription model, which we believe will drive accelerated adoption of our product offerings following their commercial launch, though we anticipate some customers will prefer to purchase these products. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our Guardian XO and Guardian XT robotic systems because it will lower the upfront costs of deployment, shift customers’ capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions and make our products more accessible to customers of all sizes. However, our RaaS subscription model is unproven and may fail to gain commercial acceptance. We expect the volume of our committed RaaS contracts to be an important indicator of our future performance; however, RaaS subscriptions will require us to incur significant upfront expenditures to build our products, but we will only receive revenue over time during the term of the subscription. In contrast, we expect to offer our Sapien 6M primarily through a sale model. Although we expect a sale model to result in earlier revenue recognition and cash receipts, we anticipate that we will still need to finance the production of these units before receiving such revenue and cash. If we are not able to finance such production costs, or if we fail to meet our revenue expectations, our prospects, financial condition and operating results may be adversely impacted.

Manufacturing of Our Products

In addition, to the extent we obtain commercial orders for our products, we will need to manufacture and deliver them to our customers. We have recently conducted an extensive evaluation process with a number of potential contract manufacturing partners and expect to generally outsource manufacturing of our products. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products from the commencement of initial commercial production. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 units of a combination of Guardian XT, Guardian XO, Sapien 6M, and our existing commercial products, depending on the mix. However, we do not expect to use all of that capacity in 2023, especially after engaging a contract manufacturing partner. For additional information around the risks associated with contract manufacturing see Part II Item 1A Risk Factors “Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.”

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30 years and significant investment in research and development in our proprietary technologies and our extensive patent portfolio. However, our financial performance is significantly dependent on our ability to maintain this leading position and further dependent on the investments we make in research and development. It is important that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our robotic systems. If we fail to do this, our market position and revenue may be adversely affected, and our investments into these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, rising interest rates, oil prices, unemployment rates, the war in Ukraine and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop, sell or obtain RaaS subscriptions for and manufacture our products. Among other things, these and similar factors can affect our supply chain, our ability to hire qualified personnel, our labor and materials costs, the prices we charge for our products and the budgets of our customers and their expected return-on-investment from the purchase of or subscription for our products. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

The discussion below regarding our results of operation for the three and six months ended June 30, 2022, includes the financial results of RE2 beginning on the acquisition date through June 30, 2022. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Three Months Ended June 30, 2022, and 2021

Revenue, Net

The following table presents our revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Research and Development Services	$2,982	$1,030	$1,952	190%
Product Revenue	56	113	(57)	(50)%
Revenue, net	$3,038	$1,143	$1,895	166%

Revenue increased by $1.9 million, or 166%, from $1.1 million for the three months ended June 30, 2021, to $3.0 million for the three months ended June 30, 2022, as explained below.

Research and Development Services

Revenue derived from research and development services increased by $2.0 million, or 190%, from $1.0 million for the three months ended June 30, 2021 to $3.0 million for the three months ended June 30, 2022. The increase was a result of reflecting RE2 revenues beginning on April 25, 2022, partially offset by a reduction in work efforts and related revenue for various projects during the comparable periods as we continue to focus on accepting only those development contracts that are aligned with our product commercialization efforts. We expect future revenue from research and development services to increase on a year over year basis due to the inclusion of RE2 service revenues in the near term; however, to the extent we continue to focus on development contracts that support our commercialization efforts, our research and development services revenue may decline over time.

Product Revenue

Revenue derived from product sales decreased slightly during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Product sales generated during the three months ended June 30, 2022 and the three months ended June 30, 2021 were minimal and related to sales of our Guardian S product.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$3,146	$676	$2,470	365%
Research and development	7,569	4,054	3,515	87%
General and administrative	18,146	2,921	15,225	521%
Sales and marketing	2,586	1,163	1,423	122%
Intangible amortization expense	574	—	574	*NM
Total operating expenses	$32,021	$8,814	$23,207	263%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $2.5 million, or 365%, from $0.7 million for the three months ended June 30, 2021, to $3.1 million for the three months ended June 30, 2022. Cost of revenues increased significantly due to reflecting RE2 cost of revenue beginning on April 25, 2022. Cost of revenue increased at a higher rate than revenue, driven mainly by increased labor and material costs related to several firm fixed price contracts and an increase in applied overhead expenses.

Research and Development

Research and development expenses increased by $3.5 million, or 87% from $4.1 million for the three months ended June 30, 2021, to $7.6 million for the three months ended June 30, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (including as a result of the RE2 acquisition) and third-party service provider costs as we focus on the development and commercialization of our Guardian XO, Guardian XT and Sapien 6M products. We expect our research and development expenses to continue to increase due to our focus on product development and as we continue to engage third party service providers in our development activities.

General and Administrative

General and administrative expenses increased by $15.2 million, or 521%, from $2.9 million for the three months ended June 30, 2021, to $18.1 million for the three months ended June 30, 2022. The largest portion of the increase, $9.7 million, is due to stock-based compensation expense, mainly for stock grants that began vesting upon the closing of the Business Combination and shares issued upon completion of the acquisition of RE2. Additionally, general and administrative expense increased due to increased legal expenses, business insurance expenses, increased headcount (including as a result of our acquisition of RE2) and related expenses. We expect our general and administrative expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway, public-company compliance efforts and as we incur additional general and administrative costs resulting from our acquisition of RE2.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 122%, from $1.2 million for the three months ended June 30, 2021, to $2.6 million for the three months ended June 30, 2022. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services, increased headcount expenses including increased stock-based compensation expense and increased expenses related to additional headcount resulting from our RE2 acquisition. We expect our sales and marketing expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Intangible Amortization Expense

Intangible amortization expenses increased by $0.6 million, from $0.0 million for three months ended June 30, 2021, to $0.6 million for the three months ended June 30, 2022. The increase in intangible amortization expense is due to the recognition of amortization expenses of identified intangible assets recorded as part of our RE2 acquisition.

Other Income (Loss)

The following table presents other income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income (loss)
Interest income (expense), net	$148	$(13)	$161	(1,238)%
Gain on warrant liability	4,113	—	4,113	*NM
Gain on forgiveness of notes payable	—	2,394	(2,394)	(100)%
Other income, net	(2)	28	(30)	(107)%
Total other income (loss)	$4,259	$2,409	$1,850	77%

*NM - Not Meaningful

Other income (loss) increased by $1.9 million for the three months ended June 30, 2022 as compared to the prior year period, as a result of the $4.1 million in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by the gain on forgiveness of notes payable recorded in the prior year period in connection with the forgiveness of the first draw of our Paycheck Protection Program (“PPP”) loan.

Provision for Income Taxes

Income tax benefit increased to $1.6 million for the three months ended June 30, 2022 compared to $0.0 million in income tax expense for the three months ended June 30, 2021. The income tax benefit recorded during the three months ended June 30, 2022 is due to a net deferred tax liability recorded as part of the acquisition of RE2. The future reversal of the net deferred tax liability is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets. As such, we removed a portion of our previously recorded valuation allowance resulting in an income tax benefit recognized during the current year period.

Comparison of the Six Months Ended June 30, 2022, and 2021

Revenue, Net

The following table presents our revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Research and Development Services	$3,715	$2,630	$1,085	41%
Product Revenue	66	312	(246)	(79)%
Revenue, net	$3,781	$2,942	$839	29%

Revenue increased by $0.8 million, or 29%, from $2.9 million for the six months ended June 30, 2021, to $3.8 million for the six months ended June 30, 2022, as explained below.

Research and Development Services

Revenue derived from research and development services increased by $1.1 million, or 41%, from $2.6 million for the six months ended June 30, 2021 to $3.7 million for the six months ended June 30, 2022. The increase was a result of the inclusion of RE2 revenue beginning on April 25, 2022, partially offset by our decision to focus on services contracts that support our commercialization efforts, which resulted in foregoing some revenue opportunities, and a net change in work efforts for various projects during the comparable periods. We expect future revenue from research and development services to increase on a year over year basis due to the inclusion of RE2 service revenues in the near term; however, to the extent we continue to focus on development contracts that support our commercialization efforts, our research and development services revenue may decline over time.

Product Revenue

Revenue derived from product sales decreased by $0.2 million, or 79%, from $0.3 million during the six months ended June 30, 2021 to $0.1 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we had minimal product sales compared to $0.3 million in sales of our Guardian S during the six months ended June 30, 2021.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$3,634	$1,878	$1,756	94%
Research and development	13,450	6,869	6,581	96%
General and administrative	35,938	5,235	30,703	586%
Sales and marketing	4,797	1,819	2,978	164%
Intangible amortization expense	574	—	574	*NM
Total operating expenses	$58,393	$15,801	$42,592	270%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $1.8 million, or 94%, from $1.9 million for the six months ended June 30, 2021, to $3.6 million for the six months ended June 30, 2022. Cost of revenues increased significantly due to reflecting RE2 cost of revenue beginning April 25, 2022. Cost of revenue increased at a higher rate than revenue, driven mainly by increased labor and material costs related to several firm fixed price contracts and an increase in applied overhead expenses.

Research and Development

Research and development expenses increased by $6.6 million, or 96% from $6.9 million for the six months ended June 30, 2021, to $13.5 million for the six months ended June 30, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (including as a result of the RE2 acquisition) and third-party service provider costs as we focus on the development and commercialization of our Guardian XO, Guardian XT and Sapien 6M products. We expect our research and development expenses to continue to increase due to our focus on product development and as we continue to leverage third party service providers in our development activities.

General and Administrative

General and administrative expenses increased by $30.7 million, or 586%, from $5.2 million for the six months ended June 30, 2021, to $35.9 million for the six months ended June 30, 2022. The largest portion of the increase, $20.2 million, is due to stock-based compensation expense, mainly for stock grants that began vesting upon the closing of the Business Combination. Additionally, general and administrative expense increased due to increased legal expenses, business insurance expenses, increased headcount (including as a result of our acquisition of RE2) and related expenses. We expect our general and administrative expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway, public-company compliance efforts and as we incur additional general and administrative costs resulting from our acquisition of RE2.

Sales and Marketing

Sales and marketing expenses increased by $3.0 million, or 164%, from $1.8 million for the six months ended June 30, 2021, to $4.8 million for the six months ended June 30, 2022. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services, increased headcount expenses, including increased stock-based compensation expense and increased expenses related to additional headcount resulting from our RE2 acquisition. We expect our sales and marketing expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Intangible Amortization Expense

Intangible amortization expenses increased by $0.6 million, from $0.0 million for six months ended June 30, 2021, to $0.6 million for the six months ended June 30, 2022. The increase in intangible amortization expense is due to the recognition of amortization expenses of identified intangible assets recorded as part of the RE2 acquisition.

Other Income (Loss)

The following table presents other income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income (loss)
Interest income (expense), net	$159	$(23)	$182	(791)%
Gain on warrant liability	10,527	—	10,527	*NM
Gain on forgiveness of notes payable	—	2,394	(2,394)	(100)%
Other income, net	—	28	(28)	(100)%
Total other income (loss)	$10,686	$2,399	$8,287	345%

*NM - Not Meaningful

Other income (loss) increased by $8.3 million for the six months ended June 30, 2022 as compared to the prior year period, as a result of the $10.5 million in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by the gain on forgiveness of notes payable recorded in the prior year period in connection with the forgiveness of the first draw of our PPP loan.

Provision for Income Taxes

Income tax benefit increased to $1.6 million for the six months ended June 30, 2022 compared to $0.0 million in income tax expense for the six months ended June 30, 2021. The income tax benefit recorded during the six months ended June 30, 2022 is due to a net deferred tax liability recorded as part of the acquisition of RE2. The future reversal of the net deferred tax liability is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets. As such, we removed a portion of our previously recorded valuation allowance resulting in an income tax benefit recognized during the current year period.

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

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of June 30, 2022, we had $152.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this report; however, we will need to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive cash flows through at least 2024.

The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs (especially in the case of RaaS contracts) and our ability to lower product costs as volumes increase. Any delays in the successful completion of the commercialization of our Guardian XO, Guardian XT and Sapien products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

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

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next twelve months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(27,924)	$(13,660)	$(14,264)	104%
Net cash used in investing activities	(109,884)	(2,282)	(107,602)	4,715%
Net cash (used in) provided by financing activities	(6,047)	1,818	(7,865)	(433)%
Net decrease in cash and cash equivalents	$(143,855)	$(14,124)	$(129,731)	919%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2022 increased by $14.3 million to $27.9 million from $13.7 million during the same period in 2021. The increase to net cash used in operating activities was primarily attributable to a $31.9 million increase to net loss, partially offset by a net increase of $13.5 million in non-cash expenses which include stock-based compensation expense, depreciation expense and amortization expense, gain on warrant liability revaluation and forgiveness of notes payable. Additionally, net cash used in operating activities related to changes in operating assets and liabilities decreased by $4.1 million, driven mainly by decreases in prepaid expenses and deferred transaction costs, partially offset by increases in operating liabilities.

Due to uncertainty around availability and lead-times, we have sourced certain materials and components required for the manufacture of our commercial units in 2023. We expect these purchases to have an impact of up to $3 million on our 2022 year-end cash total.

Net Cash Used in Investing Activities

Our net cash used in investing activities during the six months ended June 30, 2022 increased by $107.6 million to $109.9 million from $2.3 million during the same period in 2021. The increase in cash used in investing activities is due to the purchase of short-term marketable securities during the second quarter of 2022 of $79.5 million and $29.7 million of net cash used as part of the purchase consideration for the RE2 acquisition.

Net Cash (Used In) Provided by Financing Activities

Our overall cash used in financing activities during the six months ended June 30, 2022 increased by $7.9 million. The increase was due mainly to $6.6 million worth of shares of common stock withheld for payment of tax withholding obligations upon the vesting of equity awards during the six months ended June 30, 2022, as compared to $2.0 million of proceeds from loans received under the PPP for the six months ended June 30, 2021.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our 2021 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Remediation of Material Weakness

As previously disclosed in item 9A of our annual report on Form 10-K for the year ended December 31, 2021, management had identified a material weakness in our internal controls related to the accounting for certain unique, unusual and nonstandard equity transactions. Management determined that we did not have the adequate resources in place to properly identify, address, and account correctly for such transactions due to a lack of internal resources with the appropriate knowledge and expertise.

To remediate the material weakness in our internal controls over financial reporting, management has implemented the following remediation steps: (i) we made an assessment of the accounting personnel and have strengthened our compliance and accounting functions with additional experienced hires to assist in our on going risk assessment process and the continued design and implementation of controls; and (ii) we have engaged a third-party consulting firm that specializes in internal audit, and control processes and procedures that has worked with us to develop, implement and document controls to remediate the previously identified material weakness.

Management has evaluated and tested the controls that have been implemented and, as a result of that testing, concluded that the remediation steps that have been taken are sufficient to remediate the material weakness described above as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us. References in this Item 1A Risk Factors to financial information as of dates or for periods ended on or prior to April 25, 2022 do not include the financial information of RE2 as of those dates or for those periods.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.

We incurred a net loss of $42.3 million for the six months ended June 30, 2022, and a net loss of $81.5 million for the year ended December 31, 2021. We believe that we will continue to incur operating and net losses through at least 2024. Even if we are able to successfully develop our robotic systems and attract customers for commercial sales or RaaS subscriptions of our products, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems and our ability to lower production costs as we achieve economies of scale through high-volume production, none of which may occur.

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

•
build up inventories of parts (including replacement parts) and components for our robotic systems;

•
develop our maintenance and servicing capacity and capabilities;

•
manufacture an inventory of our robotic systems, including upfront expenditures to manufacture units prior to delivery and recognition of related revenue (especially in connection with RaaS subscriptions);

•
increase our sales and marketing activities and develop our sales and distribution infrastructure;

•
develop our remote monitoring, updating and other cloud-based services;

•
develop safety measures for our products and as our customers evaluate and test the efficacy of those safety measures;

•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and

•
increase our general and administrative functions and systems to support our growing operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these efforts before we receive incremental revenues with respect thereto, we expect that our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses.

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

We are in the early stages of integrating with RE2, which we acquired on April 25, 2022. While we believe that both organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our products, in particular the Guardian XO, Guardian XT and Sapien 6M, commercialization of our products could be delayed, which would adversely impact our ability to generate revenue, our overall profitability and our operating performance, and the value of our investment in RE2 could be adversely affected and we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could materially and adversely affect our financial results.

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

•
our ability to manufacture our products and successfully engage with a contract manufacturer, including the costs, quality and output associated with any such outsourced manufacturing;

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

•
the overall strength and stability of domestic and international economies, including the impact of macro-economic conditions such as inflation and interest rates;

•
demand for our products;

•
regulatory, legislative and political changes; and

•
customer requirements and preferences.

Unfavorable changes in any of these or other factors could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, prospects, financial condition and operating results.

Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.

We currently expect to begin initial production of commercial units of the Guardian XT and Sapien 6M by the end of 2022 for delivery to customers in early 2023 and to begin initial production of commercial units of the Guardian XO in the second half of 2023. However, there are significant risks and challenges that could delay our continued development efforts and initial production of commercial units and therefore initial delivery to customers could be delayed beyond current expectations, including:

•
The COVID-19 pandemic and general labor shortages of qualified applicants has affected and is likely to continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development and commercial launch timelines for our products.

•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Our core products are complex and each contains several thousand components. Difficulty securing components and materials has resulted in delays in the development of our Guardian XO product, and could result in further delays in the development of the Guardian XO and/or in delays in the development of our other products. Further, such difficulties could result in delays in our ability to manufacture commercial quantities of our products, which delays could be compounded if components or products require redesign or reengineering. Although we actively take steps to manage our supply chain and attempt to order parts, materials and components sufficiently in advance of when they are needed, many parts and components require significant lead-times to acquire or the lead-times vary or are unpredictable and some could take more than 12 months to acquire.

•
Delays in the development of our products due to these challenges also affect discussions with third-party contract manufacturers, as such discussions are more complicated if the units and/or components are undergoing design changes and improvements. For example, we continue to develop the Guardian XO to reduce its weight prior to commercial launch. If we are unable to enter into definitive agreements or are only able to do so on terms that are less commercially favorable to us, our expected contract manufacturing costs could increase and/or we may need to develop our own manufacturing and production capabilities. We have recently conducted an extensive evaluation process with a number of potential contract manufacturing partners and expect to generally outsource manufacturing of our products. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products from the commencement of initial commercial production.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of initial production and delivery of commercial units to customers of the Guardian XO, Guardian XT and Sapien 6M are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events, such as the continuing effects of the COVID-19 pandemic and the current conflict between Russia and Ukraine, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Also, if ongoing product testing demonstrates that the units have not been designed or assembled to deliver the performance, reliability and/or safety that we expect, initial production of commercial units and therefore initial delivery to customers may be delayed as we work to address the deficiencies. For example, we continue to re-design and develop the Guardian XO to reduce its weight and incorporate customer feedback prior to commercial launch while we prioritize the commercialization of the Guardian XT and Sapien 6M as discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Delays in the commercial launch of our products will result in a commensurate delay in revenue and profitability. For example, the delay in the commercial launch of the Guardian XO to the second half of 2023 will defer revenue related to Guardian XO sales or RaaS subscriptions previously projected for a particular period to later periods. As a result, our results of operations and financial condition may be materially and adversely affected. In addition, delays in developing and releasing products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions. If we experience further delays in the commercial release of our products, our results of operations and financial condition would be further adversely affected, perhaps materially.

We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at the prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support the future commercialization of our products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source, for example, if we have developed custom components with a supply partner. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenues and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. We have experienced and are experiencing significant lead-times, delays, costs and quality issues with the supply of our parts, materials and components. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit contains several thousand components. Difficulty securing any components and materials has resulted and could continue to result in delays in the development of the Guardian XO and could result in delays in the development of our other products, which delays could be compounded if components or products require redesign or reengineering, as discussed under Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed. Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products or require us to sell products at a loss until we are able to reduce costs, whether through volume production synergies or otherwise, either of which could materially and negatively impact our business, prospects, financial condition and operating results. For example, as a result of the war in Ukraine it has been very difficult to get parts anodized. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain also include:

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

•
disruption in the supply of lithium-ion batteries due to quality issues, recalls or other factors;

•
disruption in global logistics, such as increased rates, constrained capacity and extended shipping delays; and

•
fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is dependent on the continued supply of lithium-ion battery cells. While we have sourced a supplier of such cells, that supplier is not obligated to provide such cells to us and in any event may not be able or willing to meet all our requirements, especially as we commercialize our products. Any disruption in the supply of battery cells from such suppliers could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased RaaS subscription offering or unit sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, business, prospects, financial condition and operating results.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems at a large scale and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed. A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next twelve months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. We will need to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows through at least 2024. Even after achieving positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotic market, means we have limited to no historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the designing and testing of and launch our products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems. For example, RaaS subscriptions will require us to incur significant upfront expenditures to build our products, but we will only receive revenue over time during the term of the subscription. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

Our core products represent a new product category, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.

Our industrial highly-dexterous mobile robotic systems, including our core products the Guardian XO, Guardian XT and Sapien 6M, are a new product category in markets that are currently dominated by conventional, manual systems and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets (including our estimates of our total addressable market and serviceable obtainable market), pricing (including our analysis of potential customers’ willingness to pay), manufacturing capacity and capabilities and sales cycles (including the timing of achieving commercial sales volumes and associated manufacturing cost synergies) may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with commercial customers to purchase or to enter into RaaS subscriptions for our core products, the Guardian XO and Guardian XT. While we do have binding commitments with commercial customers to develop and purchase Sapien products, sales volumes under these commitments are relatively limited. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as estimated or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With many of our products still under development, we have limited current customers and no binding orders for the upcoming commercial version of our core products, the Guardian XO, Guardian XT and Sapien 6M, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.

We currently believe that we will begin initial production of commercial units of the Guardian XT and the Sapien 6M by the end of 2022 for delivery to customers in early 2023 and begin initial production of commercial units of the Guardian XO in the second half of 2023. With these core products still under development, we have limited current customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-production units with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of our Guardian XO and Guardian XT products. Although we have engaged in dialogue with potential customers about their interest in these core products, expected customer trials and discussions may not result in binding purchase orders or RaaS subscriptions. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may be longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of manufacturing and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders or RaaS subscriptions for our core products, our business, prospects, financial condition and operating results would be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products, the Guardian XO, Guardian XT and Sapien 6M, are still under development and their benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems upon which our business prospects depend, and our products may not provide the expected benefits to customers. Our robotic systems may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, order cancellation, harm to our brand, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems.

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

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel their subscription for many reasons, including difficulties by employees in using the products, customers not using the robotic systems sufficiently, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market our products to customers, the purchase or subscription, adoption and the use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the units, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions and workplace injuries resulting from use of the products, among others. We are spending significant time and resources on pre-commercial units of our Guardian XO, Guardian XT and Sapien 6M products for customer testing. If the employees of our customers resist adoption of our robotic systems, our business, prospects, financial condition and operating results will be materially and adversely affected.

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

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. We currently believe that we will begin initial production of commercial units of the Guardian XT and Sapien 6M by the end of 2022 for delivery to customers in early 2023 and begin initial production of commercial units of the Guardian XO in the second half of 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. See Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed. Such challenges may result in delay of the anticipated commercial launch of one or more of our core products, which would adversely affect our financial and operating results. Further, although we have expanded our product offering through the acquisition of RE2 and its Sapien products, we expect that our revenue will still be concentrated in a relatively limited number of models for the foreseeable future, and we will need to continue to develop the Sapien products and expand the customer base for these products to diversify our revenues and customers. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, both before and after we begin commercial sales of our Guardian XO, Guardian XT and Sapien products, to the extent a particular model is not well-received by the market, our sales volumes and revenues would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commence initial production of commercial units of our core products, we will need to complete our development efforts. We will also likely need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We currently believe that we will begin initial production of commercial units of the Guardian XT and the Sapien 6M by the end of 2022 for delivery to customers in early 2023, and begin initial production of commercial units of the Guardian XO in the second half of 2023. Further, the other models forming our Sapien product line are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our core products at all or within our currently expected timelines.

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

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units and commercial units, though we also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenues sufficient to achieve or maintain profitability. We have in the past experienced, are experiencing and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products, or to purchase or subscribe for competitors’ products. Even if we are able to successfully develop our products when anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors' products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions (such as industrial automation) or competitors' products that utilize similar technology to ours (such as artificial intelligence) in a more effective way. Although we believe that by seeking to augment, rather than replace, humans for jobs that cannot be or are not practical to be automated, our products will be superior to the artificial intelligence and industrial automation products currently available, we cannot be sure that alternative technologies or improvements to artificial intelligence, industrial automation or other technologies, processes or industries will not match or exceed the benefits introduced by our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to new or changing technologies. While we plan to upgrade and adapt our robotic systems as we or others develop new technology, our robotic systems may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our units.

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

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system, unanticipated use of our robotic systems, user errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or that, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our products. In each case, we conducted thorough investigations to identify the cause or causes of each incident and, when appropriate, implemented changes to testing protocols or to the units to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Users of the Guardian XO will be wearing the unit while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the units, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service and warehouses for the Guardian XO and hazardous environments and at-height for the Guardian XT, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design defects, glitches, malfunctions or connectivity issues between the central processing unit and the robotic system are discovered during or after the production of pre-commercial and/or commercial units, we will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of commercial units may not occur and/or resume.

Although we are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices, we may not be able to successfully incorporate sufficient redundancy or other safety features to avoid injuries in the commercial products.

In addition, we may not be aware of manufacturing defects until injury to person or property has occurred. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, and such products are manufactured for us by third parties, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Our products incorporate sophisticated computer software and firmware. Complex software and firmware frequently contain errors, especially when first introduced. Our software and/or firmware may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the user could experience serious injury or even death. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of death or injury. Customers and users also may fail to install updates and fixes to the software for several reasons including poor connectivity, inattention or failure to regularly dock Guardian XO units. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue.

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage to our reputation or require significant costs to redesign or fix our products. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

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

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our robotic systems to a third-party manufacturing partner, which would reduce our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions. In addition, engaging a third-party manufacturer involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products from the commencement of initial commercial production.

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

•
shifts in demand for our products or new product feature requirements;

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

Our management as a group has limited experience in operating a publicly-traded company.

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

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase even more as we continue to implement and strengthen controls, processes and systems and to hire related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and Nasdaq. Our management and other personnel will be devoting a substantial amount of time to these compliance initiatives. We have expanded our employee base and we will need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more difficult and more expensive for us to obtain director and officer liability insurance and we have incurred substantially higher costs to obtain appropriate coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, financial condition and operating results.

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The ongoing COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions in our supply chain, as discussed in “—We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at the prices and volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.” Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, which may linger for some time even if significant health risks abate, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic and its ongoing impacts on our supply chain and business activities may prove to be inadequate, and we may be unable to continue our operations in the manner we had prior to the outbreak and may endure interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, when the COVID-19 pandemic subsides, we cannot assure you as to the timing of any economic recovery or return to normal supply chain conditions, which could continue to have a material adverse effect on our target markets and our business.

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

We may become subject to new or changing international, national, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which would likely result in a material adverse effect on our revenues and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

We may experience significant delays in the design, development, production and launch of our robotic systems, which could harm our business, prospects, financial condition and operating results.

Our core products, the Guardian XO, Guardian XT and Sapien 6M, are still in the development and testing phase. We currently believe that we will begin initial production of commercial units of the Guardian XT and Sapien 6M by the end of 2022 for delivery to customers in early 2023, and begin initial production of commercial units of the Guardian XO in the second half of 2023. However, these events may occur later or not at all and therefore delivery of our various products to customers could be beyond these estimated dates. Such timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, design and development delays, difficulties relating to manufacturing of the units and other factors discussed under Initial production of commercial units of our core products, the Guardian XO, Guardian XT and Sapien 6M, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed. Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volumes.

We intend to enter into contracts with one or more third-party manufacturers to produce our robotic systems. Our future third-party manufacturers may not be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems. Even if we and our third-party manufacturers are successful in developing high-volume production capability and processes and reliably sourcing components, we may not be able to avoid significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meet our unit commercialization schedules or satisfy customer requirements. We have recently conducted an extensive evaluation process with a number of potential contract manufacturing partners and expect to generally outsource manufacturing of our products. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products from the commencement of initial commercial production. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 units of a combination of Guardian XT, Guardian XO, Sapien 6M, and our existing commercial products, depending on the mix. However, we do not believe that will use all of that capacity in 2023, especially after engaging a contract manufacturing partner.

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

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Further, some of our products have been designed to meet the specific use-cases of a particular customer. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We may not be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our proposed products and influenced their design ultimately do not enter into binding commitments to purchase or enter into RaaS subscriptions for our products, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

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

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brands. If we do not continue to establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brands will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen our brands may depend on the acceptance of our products by employees of our customers. To promote our brands, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We intend to transition from a manufacturing model in which we primarily manufacture and assemble our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We are in discussions with third parties to provide contract manufacturing of our products; however, such discussions are more complicated because many of our products are still undergoing design changes and improvements. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may incur delays, lost revenue and increased costs. Engaging a third-party manufacturer involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products from the commencement of initial commercial production.

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

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic systems and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although discussions are continuing with potential counterparties, such discussions are more complicated because many of our products, including the Guardian XO and Guardian XT, are still undergoing design changes and improvements. We may not be able to contract with potential counterparties on commercially reasonable terms or at all, and we may need to use our own facilities for the initial production of commercial units of our products. If we are unable to enter into such definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. We may not be able to partner with third parties on acceptable terms or at all or establish our own production capacity to meet our needs. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities at our own facilities, which may not be feasible, our capital and operating expenditures would significantly increase and production of our robotic systems would be significantly delayed. We may also need to raise or borrow additional money, which may not be available on acceptable terms or at all. Further, it may require us to change the anticipated pricing of our RaaS subscription offering, which could adversely affect our margins and cash flows or make it more expensive for our customers, which could negatively affect demand for our products. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing the Guardian XO and Guardian XT and the Sapien line of products), procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Some of the factors that may lead to cost increases are outside of our control, such as national or global geopolitical and economic conditions, including inflation or increases in interest rates. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic systems, and we expect that the cost to repair and service our robotic systems will increase over time as our robotic systems age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems to meet projected performance metrics and identify and investigate new areas of demand and successfully market our robotic systems and RaaS subscription model, but also on our ability to sell, whether outright or through subscriptions, our robotic systems at prices needed to achieve sufficient margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We and our suppliers and any manufacturing partners may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our suppliers and any manufacturing partners may rely on complex machinery for the production and assembly of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components or machines may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We face risks related to natural disasters, health epidemics and other calamities, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics (see - "Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.") and other calamities and force majeure events. Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup systems may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, as well as adversely affect our ability to provide services.

We currently target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure binding commitments from these or other businesses or we may be unable to generate meaningful revenue from the sales or subscriptions of our products to these key potential customers. If our products are not selected by these large businesses or if these businesses develop or acquire competitive technology, it will have an adverse effect on our business, which could be material.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

The robotics industry is subject to rapid technological change, and we expect competition to increase in the future. Our robotics technology may be unable to keep up with changes in robotics technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies may materially and adversely affect our competitiveness in ways we do not currently anticipate. Any failure by us to successfully react to changes or advances in existing technologies could materially harm our competitive position and growth prospects, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment and unmanned robotic vehicles. We also view our competitive landscape to include rivals who have different but unique product lines in the automation space, like ABB Robotics, Siasun Robot & Automation, Teradyne and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation and Hexagon AB, who may not have a directly competing product today, but could become competitors through organic or inorganic growth; these companies have existing customer relationships and channels that could enable them to emerge as formidable threats in the future.

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

•
The Guardian XT faces a varied competitive landscape that includes companies like JR West, collaborative robotics companies and automation companies like Teradyne, ABB Robotics, Kuka, Fanuc, Universal Robots, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.

•
The Sapien product line competes with products of various other companies, in some cases based on specific industry applications, such as Nauticus, SRS and Saab in the underwater solution space; Barrett, Kuka, Kinova and Staubli in the medical device industry; AES, 5B, and Alion Energy in solar construction applications; Vertidrive, Onblasting, Canvas, RB3D, Finish Robotics, Inrotech, and Welbot Technology in the surface preparation space; and BBHS, Juvo Robotics and Kuka in aviation services.

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

Old Sarcos identified certain accounting errors related to its financial statements. As a result, Old Sarcos management concluded that a material weakness existed in its internal control over financial reporting related to the identification and review of technical issues associated with certain unique, unusual and nonstandard transactions within Old Sarcos’ equity process. As a result of this material weakness, Old Sarcos’ management concluded that its internal control over financial reporting was not effective as of December 31, 2020. Management has implemented new measures designed to remediate the previously identified material weakness and has completed the testing necessary to conclude that the material weakness has been remediated as of June 30, 2022.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). As part of such process, Rotor identified a material weakness in its internal control over financial reporting. As of December 31, 2021, management has determined that this material weakness has been remediated as the previously issued financial statements have been restated and we are now accounting for the Private Placement Warrants in accordance with the SEC Statement.

To mitigate the potential for any future material weaknesses, we continue to devote significant effort and resources to the improvement of our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and could lose confidence in our reported financial information, which could negatively affect the trading price of our common stock. In addition, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. As a result, any failure to maintain effective internal control over financial reporting could result in a material adverse effect on our business and the price of our Common Stock.

We may face litigation and other risks as a result of material weaknesses or other deficiencies in our internal control over financial reporting.

As a result of the material weaknesses discussed under “If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking U.S. federal and state securities laws, contractual claims or other claims arising from the Restatement and previously identified material weaknesses in our internal control over financial reporting and the preparation of our financial statements.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a publicly-traded company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See “If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”

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

We had negative cash flow from operating activities of $42.1 million and $16.9 million for the years ended December 31, 2021 and 2020, respectively, and negative cash flow from operating activities of $27.9 million for the six months ended June 30, 2022. We expect to continue to have negative cash flow from operating and investing activities at least through the end of 2024 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $13.5 million for the six months ended June 30, 2022, and $17.5 million for the year ended December 31, 2021, and our research and development expenses are likely to grow in the future, due in part to our acquisition of RE2 and the Sapien product line. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence on July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which will go into effect January 1, 2023, Colorado has enacted the Colorado Privacy Act, which takes effect on July 1, 2023, Utah has enacted the Utah Consumer Privacy Act, which will go into effect on December 31, 2023, and Connecticut has enacted An Act Concerning Personal Data Privacy and Online Monitoring, which will go into effect on July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. These laws in Virginia, Colorado, Utah, and Connecticut share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the war in Ukraine and any related political or economic responses and counter-responses.

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

Litigation to establish or challenge the validity of patents, or to defend against or assert against others’ infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and may restrict our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs and divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable or adequate. In addition, U.S. patents and patent applications may be subject to interference or derivation proceedings, and U.S. patents may be subject to re-examination and inter partes or post grant review proceedings in the U.S. Patent and Trademark Office. Furthermore, our issued patents may be subject to claims of invalidity based on earlier filed patents or published applications not discovered in any patent searches or by the patent offices that carried out examination of the issued patents. Foreign patents may also be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable by entering into confidentiality and intellectual property assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants or service providers may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

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

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.2% of our Common Stock outstanding as of June 30, 2022, and are subject to lock-up obligations under our Amended and Restated Bylaws (“Bylaws”) and under lock-up agreements entered into with us (the “Old Sarcos Lock-up Agreements”).

In connection with the entry by us into the RE2 Lock-up Agreements (as described below), a special committee of our board of directors, consisting solely of independent directors who did not hold, and whose affiliates did not hold, shares of capital stock of Sarcos subject to the applicable terms of the Old Sarcos Lock-up Agreements, recommended to the board of directors that the release provisions in the Old Sarcos Lock-up Agreements be reconciled to the release provisions in the RE2 Lock-up Agreements. On April 25, 2022, the board of directors approved an amendment to the Bylaws and to the Old Sarcos Lock-up Agreements to conform the release provisions to the RE2 Lock-up Agreements.

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

If the Common Stock was issued from the exchange or conversion of Old Sarcos’ common stock, options, RSAs or RSUs, then:

1.
twenty percent (20%) of the Common Stock became transferable at the close of business on March 23, 2022; and
2.
the remaining eighty percent (80%) of the Common Stock may only be transferred beginning upon the earlier to occur of (a) such time as we or any of our subsidiaries have delivered to one or more customers at least 20 Guardian XO and/or Guardian XT and/or Sapien commercial units, but in no event prior to the close of business on September 24, 2022 and (b) the close of business on September 24, 2023.

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

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.1% of our Common Stock outstanding as of June 30, 2022. The Rotor Restricted Stockholders are subject to certain transfer restrictions with respect to their converted Founder Shares.

1.
Common Stock may not be transferred until the earliest of (a) one year after the completion of the Business Combination and (b) upon completion of the Business Combination, (x) if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Business Combination that results in our stockholders having the right to exchange their Common Stock for cash, securities or other property.
2.
Common Stock held by Messrs. Finn and Howard and other members of the Sponsor with an equity interest in Old Sarcos may not be transferred until the earlier of (i) a period of one year following the closing of the Business Combination or (ii) our completion of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their equity holdings in us for cash, securities or other property.

Common Stock held by the Rotor Restricted Stockholders will be freely tradeable once their applicable lock-up periods expire and such shares are registered by us. Such shares of Common Stock were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021.

On April 25, 2022, we issued 10.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 7.0% of our Common Stock outstanding as of June 30, 2022, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 7.0 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

1.
with respect to twenty percent (20%) of such holder’s RE2 Lock-up Shares, such shares may be transferred on the trading day following the date on which the registration statement on Form S-1 for the resale of Consideration Shares is declared effective by the Securities and Exchange Commission; and
2.
with respect to the remaining eighty percent (80%) of such holder’s RE2 Lock-up Shares, such shares may be transferred beginning upon the earlier to occur of (a) such time as we or any of our subsidiaries have delivered to one or more customers at least twenty (20) Guardian XO and/or Guardian XT and/or Sapien commercial units (but in no event prior to the close of business on September 24, 2022) and (b) the close of business on September 24, 2023.

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.2% of our Common Stock outstanding as of June 30, 2022. These shares are not subject to any lock-up or transfer restrictions, and pursuant to the subscription agreements entered into with our predecessor, we were obligated to file with the SEC a registration statement with respect to the resale of such Common Stock no later than 30 days following the consummation of the Business Combination. Shares of Common Stock purchased by the PIPE Investors were registered for resale on a registration statement on Form S-1 filed with the SEC on October 15, 2021, as amended by Post-Effective Amendment No. 1, which was declared effective on April 5, 2022.

The price of our Common Stock could decline due to the large number of shares of our Common Stock subject to employee equity awards.

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

“Sell-to-cover” transactions are often utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our Common Stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our Common Stock may be sold over a limited time period in connection with significant vesting events. We may also settle tax withholding obligations in connection with vesting of awards through “net settlement,” in which we remit cash to satisfy the tax withholding obligation and withhold a number of the vested shares on each vesting date. Depending on the fair value of our Common Stock and the number of awards vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

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

•
our ability to market, sell and manufacture our products on a timely basis;

•
changes in laws and regulations affecting our business;

•
commencement of, or involvement in, litigation;

•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•
the volume of shares of the Common Stock and Public Warrants available for public sale, including as a result of the release of shares of our Common Stock from lock-up provisions (see – “Resales of the shares of Common Stock issued in connection with the Business Combination and our acquisition of RE2 could depress the market price of our Common Stock.”) or after exercise of any of our Warrants or the exercise or vesting of employee equity awards;

•
any major change in our board of directors or management;

•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;

•
the realization of any of the risk factors discussed herein;

•
additions or departures of key personnel;

•
failure to comply with the Nasdaq listing requirements;

•
failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

•
actual, potential or perceived control, accounting or reporting problems;

•
changes in accounting principles, policies and guidelines; and

•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance or any of the factors listed above. The securities markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities, including our securities, are not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

The trading markets for our Common Stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Public Warrants would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and Public Warrants to decline.

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

As of June 30, 2022, we had outstanding Public Warrants to purchase approximately 13,806,340 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,743,113 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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
10.1

Employment Agreement, dated March 27, 2022, between Jorgen Pedersen, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2022.)

10.2

Noncompetition and Nonsolicitation Agreement, dated March 27, 2022, between Jorgen Pedersen and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2022.)

10.3

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

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: August 9, 2022	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Steven Hansen
Steven Hansen
Chief Financial Officer (Principal Financial and Accounting Officer)