Form 10-K/A
period 2021-12-31
Sarcos Technology & Robotics Corp
filed 2022-09-30
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 1, 2022 the registrant had 142.9 million share of Common Stock, $0.0001 par value per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Salt Lake City, Utah

EXPLANATORY NOTE

Sarcos Technology and Robotics Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 29, 2022 (the “Form 10‑K”) to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10‑K. The Exhibits 31.1 and 31.2 filed with the Form 10‑K omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Form 10‑K by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10‑K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10‑K, and does not modify, amend or update any other item or disclosures in the Form 10‑K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits

The following exhibits are filed with this Amendment:

Exhibit
Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sarcos Technology and Robotics Corporation

Date: September 30, 2022	/s/ Kiva A. Allgood
Kiva A. Allgood

President and Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2022	/s/ Steven Hansen
Steven Hansen

Chief Financial Officer (Principal Financial and Accounting Officer)