Form 10-Q
period 2022-09-30
Sarcos Technology & Robotics Corp
filed 2022-11-08
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 154.7 million shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Initial production of commercial units of our Guardian XT and Guardian XO products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.
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
•
With many of our products still under development, we have limited current customers and no binding orders for the commercial versions of our core products, the Guardian XT, Sapien 6M and Guardian XO, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,129	$217,114
Marketable securities	119,252	—
Accounts receivable	2,600	788
Unbilled receivables	1,822	221
Inventories, net	3,218	1,006
Prepaid expenses and other current assets	3,047	9,202
Total current assets	146,068	228,331
Property and equipment, net	7,636	7,051
Intangible assets, net	19,935	—
Goodwill	70,660	—
Other non-current assets	511	441
Total assets	$244,810	$235,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,610	$1,681
Accrued liabilities	7,233	4,480
Total current liabilities	9,843	6,161
Warrant liabilities	1,686	13,701
Deferred tax liabilities	248	—
Other non-current liabilities	2,039	1,999
Total liabilities	13,816	21,861
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 shares authorized as of September 30, 2022, and December 31, 2021; 154,639,416 and 137,722,658 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	15	14
Additional paid-in capital	441,423	359,439
Accumulated other comprehensive loss	(134)	—
Accumulated deficit	(210,310)	(145,491)
Total stockholders’ equity	230,994	213,962
Total liabilities and stockholders’ equity	$244,810	$235,823

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$4,667	$1,129	$8,448	$4,071
Operating expenses:
Cost of revenue	3,578	929	7,212	2,807
Research and development	10,497	4,529	23,947	11,398
General and administrative	14,646	33,864	50,584	39,099
Sales and marketing	2,405	2,295	7,202	4,114
Intangible amortization expense	791	—	1,365	—
Total operating expenses	31,917	41,617	90,310	57,418
Loss from operations	(27,250)	(40,488)	(81,862)	(53,347)
Interest income (expense), net	806	(7)	965	(30)
Change in fair value of warrant liability	1,484	3,510	12,011	3,510
Gain on forgiveness of notes payable	—	—	—	2,394
Other (expense) income, net	(4)	—	(4)	28
Loss before income tax benefit (expense)	(24,964)	(36,985)	(68,890)	(47,445)
Income tax benefit (expense)	2,465	—	4,071	(1)
Net loss	$(22,499)	$(36,985)	$(64,819)	$(47,446)
Net loss per share
Basic and diluted	$(0.15)	$(0.35)	$(0.45)	$(0.45)
Weighted-average shares used in computing net loss per share
Basic and diluted	150,940,534	106,614,893	145,082,671	104,922,111

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,499)	$(36,985)	$(64,819)	$(47,446)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments	(134)	—	(134)	—
Total other comprehensive loss	(134)	—	(134)	—
Comprehensive loss	$(22,633)	$(36,985)	$(64,953)	$(47,446)

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

												Accumulated
	Convertible Preferred Stock						Common Stock				Additional	Other			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2020	5,421,446	$5	3,158,338	$3	3,532,228	$4	171,645	$—	8,000,001	$8	$96,870	$—	$(63,983)	$(3)	$32,904
Retroactive application of reverse recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	(3,532,228)	(4)	103,867,709	10	(8,000,001)	(8)	10	—	—	—	—
Balance, December 31, 2020, as adjusted	—	—	—	—	—	—	104,039,354	10	—	—	96,880	—	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(203)	—	—	3	(200)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Exercise of stock options	—	—	—	—	—	—	24,618	—	—	—	20	—	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,198)	—	(5,198)
Balance at March 31, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$96,870	$—	$(69,181)	$—	$27,699
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	—	—	219
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,263)	—	(5,263)
Balance at June 30, 2021	—	$—	—	$—	—	$—	104,063,972	$10	—	$—	$97,089	$—	$(74,444)	$—	$22,655
Cashless exercise of common stock warrants	—	—	—	—	—	—	999,185	—	—	—	—	—	—	—	—
Issuance of common stock upon Merger, net of transaction costs	—	—	—	—	—	—	10,525,990	1	—	—	403	—	—	—	404
Issuance of PIPE shares	—	—	—	—	—	—	22,000,000	2	—	—	219,998	—	—	—	220,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	30,367	—	—	—	30,367
Exercise of stock options	—	—	—	—	—	—	128	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,985)	—	(36,985)
Balance at September 30, 2021	—	$—	—	$—	—	$—	137,589,275	$13	—	$—	$347,857	$—	$(111,429)	$—	$236,441

												Accumulated
	Convertible Preferred Stock						Common Stock				Additional	Other			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	137,722,658	$14	—	$—	$359,439	$—	$(145,491)	$—	$213,962
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,850	—	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	2,013,893	—	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(793,888)	—	—	—	(5,250)	—	—	—	(5,250)
Exercise of stock options	—	—	—	—	—	—	83,582	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,202)	—	(19,202)
Balance at March 31, 2022	—	$—	—	$—	—	$—	139,026,245	$14	—	$—	$365,104	$—	$(164,693)	$—	$200,425
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,270	—	—	—	10,270
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	1,402,863	—	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(464,381)	—	—	—	(1,342)	—	—	—	(1,342)
Exercise of stock options	—	—	—	—	—	—	1,492,402	—	—	—	486	—	—	—	486
Common stock and assumed equity awards in connection with a business acquisition	—	—	—	—	—	—	10,772,674	1	—	—	59,555	—	—	—	59,556
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,118)	—	(23,118)
Balance at June 30, 2022	—	$—	—	$—	—	$—	152,229,803	$15	—	$—	$434,073	$—	$(187,811)	$—	$246,277
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	8,466	—	—	—	8,466
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	2,572,092	—	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(444,659)	—	—	—	(1,082)	—	—	—	(1,082)
Exercise of stock options	—	—	—	—	—	—	282,180	—	—	—	112	—	—	—	112
Common stock and assumed equity awards in connection with a business acquisition	—	—	—	—	—	—	—	—	—	—	(146)	—	—	—	(146)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(134)	—	—	(134)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(22,499)	—	(22,499)
Balance at September 30, 2022	—	$—	—	$—	—	$—	154,639,416	$15	—	$—	$441,423	$(134)	$(210,310)	$—	$230,994

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(64,819)	$(47,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,586	30,758
Depreciation of property and equipment	954	326
Amortization of intangible assets	1,365	—
Change in fair value of warrant liability	(12,011)	(3,510)
Gain on forgiveness of notes payable	—	(2,394)
Amortization of investment discount	(690)	—
Changes in operating assets and liabilities
Accounts receivable	(991)	274
Unbilled receivable	367	163
Inventories	(1,747)	(607)
Prepaid expenses and other current assets	6,407	(331)
Other non-current assets	(48)	(134)
Accounts payable	549	930
Accrued liabilities	661	315
Other non-current liabilities	(4,031)	748
Net cash used in operating activities	(44,448)	(20,908)
Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(3,039)
Acquisition of a business, net of cash acquired	(29,687)	—
Purchases of marketable securities	(138,696)	—
Maturities of marketable securities	20,000	—
Net cash used in investing activities	(149,429)	(3,039)
Cash flows from financing activities:
Proceeds from notes payable	—	2,000
Proceeds from exercise of stock options	663	20
Shares repurchased for payment of tax withholdings	(7,677)	—
Purchase of non-controlling interest	—	(200)
Payment of obligations under capital leases	(94)	(3)
Proceeds from PIPE	—	220,000
Proceeds from Merger	—	25,359
Payments for transaction costs	—	(15,705)
Net cash (used in) provided by financing activities	(7,108)	231,471
Net (decrease) increase in cash, cash equivalents	(200,985)	207,524
Cash, cash equivalents at beginning of period	217,114	33,664
Cash, cash equivalents at end of period	$16,129	$241,188
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$2
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$59,410	$—
Purchases of property and equipment included in accounts payable at period-end	$13	$232
Leasehold improvements paid by lessor	$—	$988
Unpaid transaction costs	$—	$669
Assumption of warrant liabilities	$—	$8,774

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

The condensed consolidated financial statements as of September 30, 2022, are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022, and as amended on Form 10-K/A filed with the SEC on September 30, 2022.

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

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems for use in the aviation, construction, defense, energy, and medical industries. The results presented herein include the activity of RE2 from the acquisition date through September 30, 2022. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $135.4 million as of September 30, 2022, compared to $217.1 million as of December 31, 2021. The Company has historically incurred losses and negative cash flows from operations. As of September 30, 2022, the Company also had an accumulated deficit of approximately $210.3 million and working capital of $136.2 million.

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

The revenue recognized for Research and Development Services and Product Revenue was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Research and Development Services	$4,488	$694	$8,203	$3,324
Product Revenue	179	435	245	747
Revenue, net	$4,667	$1,129	$8,448	$4,071

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2021	$788	$221	$94	$36	$30
Increase/(decrease), net	1,812	1,601	(30)	—	68
Ending Balance as of September 30, 2022	$2,600	$1,822	$64	$36	$98

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three months ended September 30, 2022, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2021. During the nine months ended September 30, 2022, the Company recognized all of the deferred revenue which existed at December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized revenue related to $0.0 million and $0.1 million of deferred revenue which existed at December 31, 2020, respectively.

Remaining Performance Obligations

As of September 30, 2022, the Company had backlog, or revenue related to remaining performance obligations, of $8.1 million, the Company expects most of this backlog to be recognized over the next 12 months.

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

In February 2016, the FASB issued ASU 2016-02 regarding Accounting Standards Codification (“ASC”) 842 Leases. The FASB has subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. These updates require an organization to recognize lease assets and lease liabilities on the balance sheet and disclose certain qualitative and quantitative information about leasing arrangements that allow the users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company will adopt ASC 842 and all associated amendments as of January 1, 2022, using the optional transition method to recognize a cumulative-effect adjustment through opening retained earnings as of the date of adoption. The Company will present the impact of the new guidance in its annual statements as of December 31, 2022 and its interim statements thereafter. The Company plans to elect the package of practical expedients permitted under the transition guidance, which allow the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company plans not to elect the hindsight practical expedient. The Company plans to elect a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. The Company expects to recognize an operating right-of-use assets and operating lease liabilities on the consolidated balance sheets as of the date of adoption. The adoption of ASC 842 is not anticipated to have a material impact on the Company’s results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities:
U.S. Treasury securities	$99,277	$—	$—	$99,277
Commercial Paper	19,975	—	—	19,975
Total assets	$119,252	$—	$—	$119,252

Liabilities:
Warrant liability	$—	$1,686	$—	$1,686
Total liabilities	$—	$1,686	$—	$1,686

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$13,701	$13,701
Total liabilities	$—	$—	$13,701	$13,701

As of September 30, 2022, the Company held $119.3 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2021	$13,701
Warrant liability transferred out of Level 3	(13,701)
Balance at September 30, 2022	$—

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

3. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$1,873	$458
Work-in-process	940	41
Finished goods, net	405	507
Total inventories, net	$3,218	$1,006

The Company had inventory reserves of $0.3 million as of September 30, 2022 and December 31, 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Prepaid insurance	$385	$4,786
Software	2,310	4,144
Other prepaid expense	276	171
Other assets	76	101
Total prepaid expenses and other current assets	$3,047	$9,202

Property and Equipment, Net

Property and equipment, net consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Robotics and manufacturing equipment	$1,302	$876
Leasehold improvements	4,317	3,890
Computer equipment	1,725	1,270
Capital leased computer equipment	271	271
Software	389	355
Furniture and fixtures, and other fixed assets	943	753
Construction in progress	879	872
Property and equipment, gross	9,826	8,287
Accumulated depreciation	(2,190)	(1,236)
Property and equipment, net	$7,636	$7,051

Depreciation expenses were $0.4 million and $0.1 million, for the three months ended September 30, 2022 and 2021, respectively. Depreciation expenses were $1.0 million and $0.3 million, for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Payroll and related costs	$4,246	$2,511
Consulting and professional services	1,771	406
Legal accrual	222	520
Other current liabilities	994	1,043
Total accrued liabilities	$7,233	$4,480

Other Non-current Liabilities

Other non-current liabilities consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Capital leases and other	$2,035	$7
Deferred rent	4	1,992
Total other non-current liabilities	$2,039	$1,999

4. Acquisitions

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. This acquisition significantly increased our engineering team and added additional products and target markets to the Company’s total addressable market. The aggregate consideration transferred was $90.1 million, of which $30.7 million was paid in cash, $44.0 million was comprised of 9,372,674 shares of common stock and $15.4 million was comprised of assumed options to purchase 3,877,039 shares of common stock. Additionally, 1,400,000 shares of common stock were issued with a fair value of $6.6 million at the time of grant. These shares are subject to risk of forfeiture which lapses in full four years after the acquisition date. These shares were excluded from the consideration transferred and will be recorded as stock-based compensation expense.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2022, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)	Amount
Cash and cash equivalents	$981
Accounts receivable	821
Unbilled receivables	1,968
Inventories	465
Prepaid expenses and other current assets	253
Property and equipment	1,084
Intangible assets	21,300
Goodwill	70,660
Other non-current assets	21
Accounts payable	(822)
Accrued liabilities	(2,334)
Deferred tax liabilities	(4,319)
Total acquisition consideration	$90,078

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

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 was as follows:

(In thousands)	Amounts
Balance at December 31, 2021	$—
Acquisitions	70,660
Balance at September 30, 2022	$70,660

There was no impairment of goodwill recorded during the nine months ended September 30, 2022 and 2021.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	September 30, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$69	$931	5.6
Developed technology	9,600	800	8,800	4.6
Customer relationships	10,700	496	10,204	8.6
Total	$21,300	$1,365	$19,935

The Company recorded $0.8 million and $1.4 million of amortization expense during the three and nine months ended September 30, 2022, respectively, which was recorded as intangible amortization expense in the condensed consolidated statement of operations. There was no amortization expense during the three and nine months ended September 30, 2021. There was no impairment of intangible assets recorded for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2022	$819
2023	3,276
2024	3,276
2025	3,276
2026	3,276
2027 and thereafter	6,012
Total	$19,935

6. Notes Payable

Old Sarcos received two unsecured loans under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The first loan, with a principal amount of $2.4 million, was received in April 2020, and the second loan, with a principal amount of $2.0 million, was received in March 2021. These PPP loans had an interest rate of 1.00% per year. The first PPP loan of $2.4 million was forgiven during June 2021, and the second PPP loan of $2.0 million was forgiven during November 2021. As of September 30, 2022, the Company did not have any outstanding debt.

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

Earn-Out Shares

Each holder of Old Sarcos capital stock (including the Old Sarcos RSA) is entitled to a right to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock (the “Earn-Out Shares”). The Earn-Out Shares will become payable as follows:

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

Immediately following the Business Combination, the Company had 137,589,275 shares issued and outstanding of Common Stock. The following table presents the number of shares of the Company’s Common Stock outstanding immediately following the Business Combination:

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

9. Stock-based Compensation

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12.8 million shares of Common Stock. As of September 30, 2022, 26.0 million shares were available to grant under the 2021 Plan.

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

Stock Option Activity

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2021	10,027,094	$3.28	7.2	$67,173
Granted (a)	6,217,705	2.24
Exercised	(1,858,164)	0.36
Cancelled	(1,139,748)	5.99
Outstanding – September 30, 2022	13,246,887	$2.97	7.1	$11,555
Exercisable – December 31, 2021	5,176,464	$0.46	5.3	$49,268
Exercisable – September 30, 2022	8,039,111	$1.28	5.9	$10,973

(a) In connection with the acquisition of RE2, the Company assumed certain outstanding options to acquire RE2 common stock which, following such assumption, were converted to rights to acquire 3.9 million shares of the Company's common stock at a weighted-average exercise price of $1.05 per share.

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	1,797,474	$8.34
Granted	2,524,836	3.90
Released	(832,761)	8.67
Cancelled	(276,986)	7.92
Outstanding – September 30, 2022	3,212,563	$4.80

Restricted Stock Awards Activity

The following summarizes the Company’s RSA activity for the nine months ended September 30, 2022:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	5,129,222	$8.78
Granted	26,865	5.83
Released	(3,873,781)	8.76
Outstanding – September 30, 2022	1,282,306	$8.78

One Sarcos RSA holder is eligible to receive additional shares upon achievement of earn-out targets as discussed in Note 7 above.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$29	$27	$67	$70
Research and development	189	135	503	269
Sales and marketing	227	765	610	787
General and administrative	8,021	29,440	28,406	29,632
Total stock-based compensation expense	$8,466	$30,367	$29,586	$30,758

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(22,499)	$(36,985)	$(64,819)	$(47,446)
Denominator:
Weighted average shares outstanding, basic and diluted	150,940,534	106,614,893	145,082,671	104,922,111
Basic and diluted net loss per share	$(0.15)	$(0.35)	$(0.45)	$(0.45)
Anti-dilutive securities, excluded	67,816,209	63,604,202	67,816,209	63,604,202

The Company has presented the unaudited basic and diluted net loss per share for the three and nine months ended September 30, 2021, which has been adjusted to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred stock into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

As the Company incurred a net loss for the three and nine months ended September 30, 2022 and 2021, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

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

The Company recognized income tax benefits of $2.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, as compared to income tax expense of $0.0 million for the three and nine months ended September 30, 2021. The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses, offset by tax benefits from the acquisition of RE2 net deferred tax liabilities, which resulted in the removal of a portion of the Company's previously recorded valuation allowance.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may be involved in various claims, lawsuits, investigations and other proceedings in the normal course of the business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations or cash flows. Accordingly, the Company has not recorded any material loss contingency related to legal proceedings in the balance sheet as of September 30, 2022 and December 31, 2021.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of September 30, 2022 and December 31, 2021, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

Operating Leases

The Company leases facilities under noncancelable operating lease agreements. Future minimum rental payments under the noncancelable operating leases, subsequent to September 30, 2022, are as follows:

(In thousands)	Operating Leases
2022	$475
2023	1,546
2024	1,968
2025	1,619
2026	1,488
2027 and thereafter	10,564
Total	$17,660

Rent expense related to noncancelable operating leases totaled $0.5 million for the three months ended September 30, 2022 and 2021. Rent expense related to noncancelable operating leases totaled $1.2 million for the nine months ended September 30, 2022 and 2021. The operating lease terms include renewal options ranging from two to five years.

Capital Leases

The Company leases equipment under agreements expiring at various times during the next three years. The Company has recorded the capital lease obligations within its condensed consolidated balance sheets. Future minimum rental payments under the noncancelable capital leases, subsequent to September 30, 2022, are not significant.

Unconditional Purchase Commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies (“Palantir”). Pursuant to that agreement, the Company committed to purchase licenses to access software products and utilize services from Palantir over a six year period for a total cost to the Company of $42.0 million. As of September 30, 2022, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

(In thousands)	Annual Service Payments
2022	$—
2023	8,000
2024	8,000
2025	10,000
2026	10,000
Total	$36,000

The Company recognized $0.9 million and $2.7 million in sales and marketing expenses related to services provided under the Palantir contract during the three and nine months ended September 30, 2022, respectively. The Company had a prepaid expense balance of $0.9 million related to the Palantir contract as of September 30, 2022.

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

The Company’s revenue is derived primarily from U.S. customers. During the three and nine months ended September 30, 2022, the Company had $1.3 million and $1.9 million, respectively, of revenue earned from customers located outside the United States. During the three and nine months ended September 30, 2021, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

14. Related Party Transactions

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff, our former CEO and current Executive Chairman of the Board. The Company has capitalized $0.8 million related to construction in progress for the experiential mobile display as of September 30, 2022.

15. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of September 30, 2022. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching contributions.

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
•
the impact of the COVID-19 pandemic and global economic and geopolitical conditions on our business and the business of our customers;
•
our ability to manage our growth and expenses;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to comply with modified or new laws and regulations applicable to our business;
•
changes in the market for our products and services;
•
expansion plans and opportunities, including plans to expand our product availability globally;
•
our ability to successfully defend, and the outcome of any known and unknown litigation and regulatory proceedings;
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

We have adopted a multi-generational product roadmap such that development activities for products and programs are leveraged across the product portfolio. Our highest priority is on commercialization of our Guardian XT and Sapien 6M products for work-at-height use cases, which we believe will maximize near term product revenue potential, and solar field construction use cases, which represents a significant revenue generation opportunity but which will require additional development prior to commercialization. We will also pursue development of Guardian XO use cases, airport apron automation use cases, and subsea use cases, as well as longer term opportunities. For example, we are working to accelerate commercialization of our Sapien Sea Class product, a one or two arm, highly dexterous robotic system that is attached to a remotely operated vehicle, or ROV, and is designed to perform inspection, object retrieval and other tasks underwater, including in the deep ocean. A substantial majority of our resources will be dedicated to our near term priorities while ensuring that we also advance our technological solutions for other opportunities.

We plan to offer our Guardian XO and Guardian XT robotic systems primarily through a Robot-as-a-Service, or RaaS, subscription-based service model that will give customers the convenience of on-going maintenance, support, remote monitoring and software upgrades in addition to use of our products. We also anticipate that some customers will prefer to purchase these products rather than enter into RaaS subscriptions. We currently do not have any RaaS subscription agreements. As a result of our acquisition of RE2 on April 25, 2022, we now offer the Sapien line of robotic systems. We believe that Sapien products will generally be sold, though we may also enter into RaaS subscriptions with customers with respect to our Sapien products. Revenue from our products are currently derived generally from development and sales contracts, rather than subscription arrangements.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•
continue to develop and commercialize our products;
•
develop and collaborate on production systems for manufacturing efforts in-house and by third-parties;
•
continue to invest in our technology and product research and development efforts;
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

Response to COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographies in which Sarcos operates.

We took several actions in response to the COVID-19 pandemic that resulted in significant disruptions to how we operate our business. Our customers and partners have adopted similar policies. These actions and policies of ours and our customers and partners are evolving as laws, regulations and recommendations evolve. Although many of these measures are no longer in effect, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of measures to mitigate the COVID-19 pandemic and their resulting economic effects. Further, discontinued measures could be reinstituted, for example as a result of government requirements or in response to new variants of COVID-19.

We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In an effort to manage potential supply chain risks, in particular increasing and unpredictable lead-times, we have accelerated and expect to continue to accelerate purchases of various materials, parts and components for the foreseeable future to support product development and current and future production of our commercial units, which has and will likely continue to increase our use of cash. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

We have also experienced, and may continue to experience, certain positive financial impacts on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. However, as restrictions ease we are incurring increased travel and other such expenses, though the exact timing and amounts of such increases are not predictable. Additionally, we believe that the COVID-19 pandemic could also enhance customer interest in our products as a means to assist and protect the current labor force and that our products are well suited to the new working environment as a result of the pandemic.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, the effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods. Given this uncertainty, we cannot reasonably estimate the impact of the COVID-19 pandemic on our future results of operations, cash flows, or financial condition.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our Core Products

We expect that revenue from the commercial launch of our core products, the Guardian XT, Sapien 6M and Guardian XO, will determine our financial success. We began initial production of commercial units of the Sapien 6M during the third quarter of 2022, and we currently believe that we will begin initial production of commercial units of the Guardian XT by the end of 2022, in each case to be available for delivery to customers in the first half of 2023. We have completed the final build of our pre-commercial units of the Guardian XT and have allocated these units for additional customer engagements, developing our manufacturing readiness and reliability testing as we prepare for initial production of commercial units and commercial release. In large part due to significant supply chain disruptions that have limited our supply of parts common to both the Guardian XO and Guardian XT and certain parts pertaining to the Guardian XO, we have prioritized the commercialization of the Guardian XT and Sapien 6M and delayed the commercial launch of the Guardian XO. We chose to prioritize the Guardian XT and Sapien 6M as we were closer to completing development of commercial units for those products and initial demand for those products appears strong, and our ongoing re-design of the Guardian XO in order to decrease its weight and integrate customer feedback will require additional time to complete. As a result, we currently anticipate beginning initial production of commercial units of the Guardian XO in the second half of 2023. Such timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part II Item 1A Risk Factors “Risks Related to Our Business and Industry.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development, testing and manufacturing requirements of our products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture, sell and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs (especially in the case of RaaS subscription contracts) and our ability to lower product costs as volumes increase. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next 12 months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Any delays in the successful completion of the commercialization of our Guardian XT, Sapien 6M and Guardian XO products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

Acquisition and Integration of RE2

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities for use in any environment. At closing, we paid approximately $30 million in cash, net of cash acquired, issued approximately 10.8 million shares of Common Stock and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of Common Stock. The results presented and discussed below include the activity for RE2 from the acquisition date through September 30, 2022. Our results do not include RE2’s financial information prior to the acquisition.

We are still in the process of integrating with RE2. While we believe that both organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our products, commercialization of the Guardian XT, Sapien 6M and Guardian XO could be delayed, which would adversely impact our operating results and financial condition, and the value of our investment in RE2 could be impaired.

Customer Demand

Although our Guardian XO and Guardian XT units are not yet commercially available and we have only recently begun production of commercial units of the Sapien 6M in limited quantities, we have received interest from potential customers that have tested or witnessed demonstrations of our pre-commercial units. However, because our robotic systems represent a new product category in markets that currently rely generally on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

We expect to offer our Guardian XO and Guardian XT primarily through a RaaS subscription model, which we believe will drive accelerated adoption of our product offerings following their commercial launch, though we anticipate some customers will prefer to purchase these products. We believe the RaaS subscription model will be attractive to our customers and accelerate market adoption of our Guardian XO and Guardian XT robotic systems because it will lower the upfront costs of deployment, shift customers’ capital expenditures to operating expenditures, allow customers to more nimbly scale deployments up or down in response to market conditions and make our products more accessible to customers of all sizes. However, our RaaS subscription model is unproven and may fail to gain commercial acceptance. We expect the volume of our committed RaaS contracts to be an important indicator of our future performance; however, RaaS subscriptions will require us to incur significant upfront expenditures to build our products, but we will only receive revenue over time during the term of the subscription. In contrast, we expect to offer our Sapien 6M primarily through a sale model. Although we expect a sale model to result in earlier revenue recognition and cash receipts, we anticipate that we will still need to finance the production of these units as we scale to volume production before receiving such revenue and cash. If we are not able to finance such production costs, or if we fail to meet our revenue expectations, our prospects, financial condition and operating results may be adversely impacted.

Manufacturing of Our Products

To the extent we obtain commercial orders for our products, we will need to manufacture and deliver them to our customers. We have begun initial engagement activities with a contract manufacturing partner that we expect will produce a high percentage of our products. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we have begun to engage with a contract manufacturing partner that we expect will produce a high percentage of our products during 2023. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 units of a combination of Guardian XT, Sapien 6M, Guardian XO and our other products, depending on the mix. However, we do not expect to use all of that capacity in 2023, especially after engaging a contract manufacturing partner. For additional information around the risks associated with contract manufacturing see Part II Item 1A Risk Factors “Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.”

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

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, rising interest rates, oil prices, unemployment rates, the war in Ukraine , volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop, sell or obtain RaaS subscriptions for and manufacture our products. Among other things, these and similar factors can affect our supply chain, our ability to hire qualified personnel, our labor and materials costs, the prices we charge for our products and the budgets of our customers and their expected return-on-investment from the purchase of or subscription for our products. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

The discussion below regarding our results of operations for the three and nine months ended September 30, 2022, includes the financial results of RE2 beginning on the acquisition date through September 30, 2022. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Three Months Ended September 30, 2022, and 2021

Revenue, Net

The following table presents our revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Research and Development Services	$4,488	$694	$3,794	547%
Product Revenue	179	435	(256)	(59)%
Revenue, net	$4,667	$1,129	$3,538	313%

Revenue increased by $3.5 million, or 313%, from $1.1 million for the three months ended September 30, 2021, to $4.7 million for the three months ended September 30, 2022, as explained below.

Research and Development Services

Revenue derived from research and development services increased by $3.8 million, or 547%, from $0.7 million for the three months ended September 30, 2021 to $4.5 million for the three months ended September 30, 2022. The increase was primarily due to revenue recognized by RE2 during the three months ended September 30, 2022 pertaining to ongoing research and development contracts. We expect future revenue from research and development services to increase on a year over year basis due to the inclusion of RE2 service revenue in the near term; however, as we continue to focus on development contracts that support our commercialization efforts, our research and development services revenue may fluctuate in future periods.

Product Revenue

Revenue derived from product sales decreased by $0.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Product sales generated during the three months ended September 30, 2022 and the three months ended September 30, 2021 were minimal and relate to sales of our Guardian S and HLS legacy products.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$3,578	$929	$2,649	285%
Research and development	10,497	4,529	5,968	132%
General and administrative	14,646	33,864	(19,218)	(57)%
Sales and marketing	2,405	2,295	110	5%
Intangible amortization expense	791	—	791	*NM
Total operating expenses	$31,917	$41,617	$(9,700)	(23)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $2.6 million, or 285%, from $0.9 million for the three months ended September 30, 2021, to $3.6 million for the three months ended September 30, 2022. Cost of revenue increased significantly due to reflecting RE2 cost of revenue, which were mainly made up of labor and direct material costs associated with the increases in revenue discussed above.

Research and Development

Research and development expenses increased by $6.0 million, or 132% from $4.5 million for the three months ended September 30, 2021, to $10.5 million for the three months ended September 30, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and third-party service provider costs as we focused on the development and commercialization of our Guardian XT, Sapien 6M and Guardian XO products. We expect our research and development expenses to continue to increase due to our focus on product development and as we continue to engage third-party service providers in our development activities.

General and Administrative

General and administrative expenses decreased by $19.2 million, or 57%, from $33.9 million for the three months ended September 30, 2021, to $14.6 million for the three months ended September 30, 2022. The largest portion of the decrease, $21.4 million, is due to decreased stock-based compensation expense, mainly related to stock grants that had accelerated vesting provisions triggered by the closing of the Business Combination during the three months ended September 30, 2021. Additionally, general and administrative expense decreased due to decreased legal and other professional expenses which were associated with the Business Combination. These decreases were partially offset by increases related to increased headcount (due in part to our acquisition of RE2) and related expenses. With the exception of stock-based compensation expense, we expect our general and administrative expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway and public-company compliance efforts and as we incur additional general and administrative costs resulting from our acquisition of RE2.

Sales and Marketing

Sales and marketing expenses increased slightly by $0.1 million, or 5%, from $2.3 million for the three months ended September 30, 2021, to $2.4 million for the three months ended September 30, 2022. We expect our sales and marketing expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Intangible Amortization Expense

Intangible amortization expenses increased by $0.8 million, from $0.0 million for three months ended September 30, 2021, to $0.8 million for the three months ended September 30, 2022. The increase in intangible amortization expense is due to the recognition of amortization expenses of identified intangible assets recorded as part of our RE2 acquisition.

Other Income

The following table presents other income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income
Interest income (expense), net	$806	$(7)	$813	(11,614)%
Gain on warrant liability	1,484	3,510	(2,026)	(58)%
Other loss, net	(4)	—	(4)	*NM
Total other income	$2,286	$3,503	$(1,217)	(35)%

*NM - Not Meaningful

Other income decreased by $1.2 million for the three months ended September 30, 2022 as compared to the prior year period, as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased interest income.

Provision for Income Taxes

Income tax benefit increased to $2.5 million for the three months ended September 30, 2022 compared to $0.0 million in income tax expense for the three months ended September 30, 2021. The income tax benefit recorded during the three months ended September 30, 2022 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the quarter. The future reversal of the net deferred tax liabilities is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets.

Comparison of the Nine Months Ended September 30, 2022, and 2021

Revenue, Net

The following table presents our revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Research and Development Services	$8,203	$3,324	$4,879	147%
Product Revenue	245	747	(502)	(67)%
Revenue, net	$8,448	$4,071	$4,377	108%

Revenue increased by $4.4 million, or 108%, from $4.1 million for the nine months ended September 30, 2021, to $8.4 million for the nine months ended September 30, 2022, as explained below.

Research and Development Services

Revenue derived from research and development services increased by $4.9 million, or 147%, from $3.3 million for the nine months ended September 30, 2021 to $8.2 million for the nine months ended September 30, 2022. The increase was primarily due to revenue recognized by RE2 during the nine months ended September 30, 2022 pertaining to ongoing research and development contracts. We expect future revenue from research and development services to increase on a year over year basis due to the inclusion of RE2 service revenue in the near term; however, as we continue to focus on development contracts that support our commercialization efforts, our research and development services revenue may fluctuate in future periods.

Product Revenue

Revenue derived from product sales decreased by $0.5 million, or 67%, from $0.7 million during the nine months ended September 30, 2021 to $0.2 million for the nine months ended September 30, 2022. The decrease was a result of our continued focus on our commercialization of our Guardian XT, Sapien 6M and Guardian XO products.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$7,212	$2,807	$4,405	157%
Research and development	23,947	11,398	12,549	110%
General and administrative	50,584	39,099	11,485	29%
Sales and marketing	7,202	4,114	3,088	75%
Intangible amortization expense	1,365	—	1,365	*NM
Total operating expenses	$90,310	$57,418	$32,892	57%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $4.4 million, or 157%, from $2.8 million for the nine months ended September 30, 2021, to $7.2 million for the nine months ended September 30, 2022. Cost of revenue increased significantly mainly due to the increase in revenue from the inclusion of RE2's research and development services revenue and the costs associated with that revenue beginning April 25, 2022. Cost of revenue increased at a higher rate than revenue, driven mainly by increased labor and material costs related to several firm fixed price contracts and an increase in applied overhead expenses due to increases in our cost structure.

Research and Development

Research and development expenses increased by $12.5 million, or 110% from $11.4 million for the nine months ended September 30, 2021, to $23.9 million for the nine months ended September 30, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and third-party service provider costs as we focused on the development and commercialization of our Guardian XT, Sapien 6M and Guardian XO products. We expect our research and development expenses to continue to increase due to our focus on product development and as we continue to leverage third party service providers in our development activities.

General and Administrative

General and administrative expenses increased by $11.5 million, or 29%, from $39.1 million for the nine months ended September 30, 2021, to $50.6 million for the nine months ended September 30, 2022. General and administrative expense increased due to increased legal expenses, business insurance expenses, increased headcount (due in part to the acquisition of RE2) and related expenses. With the exception of stock-based compensation expense, we expect our general and administrative expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway and public-company compliance efforts and as we incur additional general and administrative costs resulting from our acquisition of RE2.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million, or 75%, from $4.1 million for the nine months ended September 30, 2021, to $7.2 million for the nine months ended September 30, 2022. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services, increased headcount expenses, including increased stock-based compensation expense and increased expenses related to additional headcount due in part to our RE2 acquisition. We expect our sales and marketing expenses to be higher year-over-year for the remainder of 2022 as we work on our commercialization pathway.

Intangible Amortization Expense

Intangible amortization expenses increased by $1.4 million, from $0.0 million for nine months ended September 30, 2021, to $1.4 million for the nine months ended September 30, 2022. The increase in intangible amortization expense is due to the recognition of amortization expenses of identified intangible assets recorded as part of the RE2 acquisition.

Other Income

The following table presents other income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income
Interest income (expense), net	$965	$(30)	$995	(3,317)%
Gain on warrant liability	12,011	3,510	8,501	242%
Gain on forgiveness of notes payable	—	2,394	(2,394)	(100)%
Other (loss) income, net	(4)	28	(32)	(114)%
Total other income	$12,972	$5,902	$7,070	120%

Other income increased by $7.1 million for the nine months ended September 30, 2022 as compared to the prior year period, as a result of the increase in unrealized mark-to-market gain on our outstanding private placement warrants and increased interest income, partially offset by the gain on forgiveness of notes payable recorded in the prior year period in connection with the forgiveness of the first draw of our PPP loan.

Provision for Income Taxes

Income tax benefit increased to $4.1 million for the nine months ended September 30, 2022 compared to $0.0 million in income tax expense for the nine months ended September 30, 2021. The income tax benefit recorded during the nine months ended September 30, 2022 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the period. The future reversal of the net deferred tax liabilities is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets.

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

Upon the closing of the Business Combination, we retained approximately $229 million in cash proceeds, net of fees and expenses related to the Business Combination, including $220.0 million from the PIPE Financing.

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of September 30, 2022, we had $135.4 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this report; however, we will need to secure additional financing prior to achieving positive operating cash flows, which we do not expect to occur prior to at least the end of 2024.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs (especially in the case of RaaS contracts) and our ability to lower product costs as volumes increase. Any delays in the successful completion of the commercialization of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

In addition, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next 12 months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(44,448)	$(20,908)	$(23,540)	113%
Net cash used in investing activities	(149,429)	(3,039)	(146,390)	4,817%
Net cash (used in) provided by financing activities	(7,108)	231,471	(238,579)	(103)%
Net (decrease) increase in cash and cash equivalents	$(200,985)	$207,524	$(408,509)	(197)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2022 increased by $23.5 million to $44.4 million from $20.9 million during the same period in 2021. The increase to net cash used in operating activities was primarily attributable to a $17.4 million increase to net loss and a net decrease of $6.0 million in non-cash expenses driven mainly by increased gains on warrant liability revaluation partially offset by gains on forgiveness of notes payable in the prior year. These increases in cash flows used in operating activities were partially offset by net cash provided by operating activities related to changes in operating assets and liabilities, which increased by $0.2 million.

Due to uncertainty around availability and lead-times, we have sourced certain materials and components required for the manufacture of our commercial units in 2023. We expect these purchases to have a remaining impact of approximately $2 million on our 2022 year-end cash total.

Net Cash Used in Investing Activities

Our net cash used in investing activities during the nine months ended September 30, 2022 increased by $146.4 million to $149.4 million from $3.0 million during the same period in 2021. The increase in cash used in investing activities is due to the purchase of marketable securities during the nine months ended September 30, 2022 of $138.7 million and $29.7 million of net cash used as part of the purchase consideration for the RE2 acquisition partially offset by proceeds of $20 million upon the maturity of marketable securities.

Net Cash (Used In) Provided by Financing Activities

Our overall cash provided by financing activities during the nine months ended September 30, 2022 decreased by $238.6 million. The decrease was due mainly to the cash proceeds from the Business Combination and PIPE Financing of approximately $229 million, net of expenses and fees, which was completed during the third quarter of 2021 and $2.0 million of proceeds from loans received under the PPP for the nine months ended September 30, 2021. Additionally, during the nine months ended September 30, 2022, $7.7 million worth of shares of common stock were withheld for payment of tax withholding obligations upon the vesting of equity awards.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $64.8 million for the nine months ended September 30, 2022, and a net loss of $81.5 million for the year ended December 31, 2021. We believe that we will continue to incur operating and net losses through at least the end of 2024. Even if we are able to successfully develop our robotic systems and attract customers for commercial sales or RaaS subscriptions of our products, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems and our ability to lower production costs as we achieve economies of scale through high-volume production, none of which may occur.

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

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto, we expect that our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses.

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

We intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Further, we have recently hired a significant number of new employees, including Kiva Allgood, our new CEO, in December 2021, and Andrew Hamer, our new CFO, in October 2022, and other senior employees, as well as over 100 employees as a result of our acquisition of RE2. Integrating a large number of new employees in a short time can cause disruptions to processes, projects, culture, priorities and a company as a whole. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Further, we face these and other risks as a result of our acquisition of RE2. See "The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties." Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with new leadership and a large number of new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

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

The integration of RE2, which we acquired on April 25, 2022, is ongoing. While we believe that both organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, the commercial production and release of our Guardian XO and Guardian XT products could be delayed. The development and sales of our Sapien products could also be adversely affected. If we are not able to successfully integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our products, in particular the Guardian XT, Sapien 6M and Guardian XO, commercialization of our products could be delayed, which would adversely impact our ability to generate revenue, our overall profitability and our operating performance, and the value of our investment in RE2 could be adversely affected and we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could materially and adversely affect our financial results.

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

•
our ability to successfully integrate RE2 into our business and achieve the expected benefits of the acquisition;

•
our ability to adequately address customer safety requirements;

•
our ability to obtain sufficient capital to sustain and grow our business;

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

Initial production of commercial units of our Guardian XT and Guardian XO products, may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.

We began initial production of commercial units of the Sapien 6M in September 2022, and we currently expect to begin initial production of commercial units of the Guardian XT by the end of 2022, in each case to be available for delivery to customers in the first half of 2023. We have completed the final build of our pre-commercial units of the Guardian XT and have allocated these units for additional customer engagements, developing our manufacturing readiness and reliability testing as we prepare for initial production of commercial units and commercial release. We currently expect to begin initial production of commercial units of the Guardian XO in the second half of 2023. However, we continue to experience supply chain challenges, including increases in the cost of and interruptions in the supply or availability of components, parts and materials, and there are significant risks and challenges that could delay our continued development efforts and production of commercial units, and therefore delivery to customers could be delayed beyond current expectations, including:

•
The COVID-19 pandemic and general labor shortages of qualified applicants has affected and is likely to continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development, production and commercial launch timelines for our products.

•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Our products are complex and some contain several thousand components. Difficulty securing components and materials has resulted in delays in the development of our Guardian XO product, and could result in further delays in the development of the Guardian XO and/or in delays in the development of our other products. Further, such difficulties could result in delays in our ability to manufacture commercial quantities of our products, which delays could be compounded if components or products require redesign or reengineering. Although we actively take steps to manage our supply chain and attempt to order parts, materials and components sufficiently in advance of when they are needed, many parts and components require significant lead-times to acquire or the lead-times vary or are unpredictable and some could take more than 12 months to acquire.

•
Delays in the development of our products due to these challenges also affect discussions with third-party contract manufacturers, as such discussions are more complicated if the units and/or components are undergoing design changes and improvements. For example, we continue to develop the Guardian XO to reduce its weight prior to commercial launch. If we are unable to enter into definitive agreements or are only able to do so on terms that are less commercially favorable to us, our expected contract manufacturing costs could increase and/or we may need to develop our own manufacturing and production capabilities. We have recently conducted an extensive evaluation process with a number of potential contract manufacturing partners and expect to generally outsource manufacturing of our products. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products during 2023.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of initial production and delivery of commercial units to customers of the Guardian XT, Sapien 6M and Guardian XO are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events, such as the continuing effects of the COVID-19 pandemic and the current conflict between Russia and Ukraine, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

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

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support the future commercialization of our products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source, for example, if we have developed custom components with a supply partner. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. We have experienced and are experiencing significant lead-times, delays, costs and quality issues with the supply of our parts, materials and components. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit contains several thousand components. Difficulty securing any components and materials has resulted and could continue to result in delays in the development of the Guardian XO and could result in delays in the development of our other products, which delays could be compounded if components or products require redesign or reengineering, as discussed under "Initial production of commercial units of our Guardian XT and Guardian XO products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed." Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products or require us to sell products at a loss until we are able to reduce costs, whether through volume production synergies or otherwise, either of which could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain also include:

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

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems at a large scale and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under "Initial production of commercial units of our Guardian XT and Guardian XO products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed." A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenue, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next 12 months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. We will need to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows through at least the end of 2024. Even after achieving positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotic market, means we have limited to no historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the designing and testing of and launch our products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems. For example, RaaS subscriptions will require us to incur significant upfront expenditures to build our products, but we will only receive revenue over time during the term of the subscription. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

If we cannot raise additional funds when we need or want them, our operations, prospects and financial condition could be materially and adversely affected.

Our core products represent a new product category, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.

Our industrial highly-dexterous mobile robotic systems, including our core products the Guardian XT, Sapien 6M and Guardian XO, are a new product category in markets that are currently dominated by conventional, manual systems and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets (including our estimates of our total addressable market and serviceable obtainable market), pricing (including our analysis of potential customers’ willingness to pay), manufacturing capacity and capabilities and sales cycles (including the timing of achieving commercial sales volumes and associated manufacturing cost synergies) may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with commercial customers to purchase or to enter into RaaS subscriptions for the Guardian XT and Guardian XO. While we do have binding commitments with customers to develop and purchase Sapien products, these commitments are for relatively limited quantities of pre-commercial units. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as estimated or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With many of our products still under development, we have limited current customers and no binding orders for the commercial versions of our core products, the Guardian XT, Sapien 6M and Guardian XO, and expected customer trials and discussions with respect to those products may not result in binding orders or subscriptions.

We began initial production of commercial units of the Sapien 6M in September 2022, and we currently believe that we will begin initial production of commercial units of the Guardian XT by the end of 2022, in each case to be available for delivery to customers in the first half of 2023. We currently believe that we will begin initial production of commercial units of the Guardian XO in the second half of 2023. With these core products still under development, we have limited current customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-commercial units with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of our Guardian XO and Guardian XT products. Although we have engaged in dialogue with potential customers about their interest in these core products, expected customer trials and discussions may not result in binding purchase orders or RaaS subscriptions. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may be longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of manufacturing and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders or RaaS subscriptions for our core products, our business, prospects, financial condition and operating results would be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

The benefits to customers and projected return on investment of our products, in particular the Guardian XT, Sapien 6M and Guardian XO, have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems upon which our business prospects depend, and our products may not provide the expected benefits to customers. Our robotic systems may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, order cancellation, harm to our brand, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems.

We may fail to attract or retain customers at sufficient rates or at all.

Our core products are still under development. We have very limited experience commercializing our products and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with commercial customers to purchase or enter into RaaS agreements with respect to our Guardian XO and Guardian XT products. Further, although we have binding commitments with customers to develop and purchase our Sapien products, these commitments are for relatively limited quantities of pre-commercial units and we will need to grow our sales of our Sapien products. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products or purchase our products in large volumes. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel their subscription for many reasons, including difficulties by employees in using the products, insufficient use by customers of robotic systems, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market our products to customers, the purchase or subscription, adoption and the use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the units, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions and workplace injuries resulting from use of the products, among others. We are spending significant time and resources on pre-commercial units of our Guardian XT and Guardian XO products for customer testing and continue customer testing with our commercial units of our Sapien 6M product. If the employees of our customers resist adoption of our robotic systems, our business, prospects, financial condition and operating results will be materially and adversely affected.

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

Because we will continue to own units while they are used by our RaaS customers, we will be subject to risks associated with ongoing ownership of the units, including the risks of deterioration, damage or theft and higher maintenance and servicing costs, as well as potential product liability risks. Any of these could result in higher costs to us, and could lead to customer dissatisfaction. The likelihood of our success must be considered in light of these risks, expenses, complications and delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our RaaS business model will prove successful.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. We began initial production of commercial units of the Sapien 6M in September 2022, and we currently believe that we will begin initial production of commercial units of the Guardian XT by the end of 2022, in each case to be available for delivery to customers in the first half of 2023. We currently believe that we will begin initial production of commercial units of the Guardian XO in the second half of 2023. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. See "Initial production of commercial units of our Guardian XT and Guardian XO products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed." Such challenges may result in delay of the anticipated commercial launch of one or more of our core products, which would adversely affect our financial and operating results. Further, although we have expanded our product offering through the acquisition of RE2 and its Sapien products, we expect that our revenue will still be concentrated in a relatively limited number of models for the foreseeable future, and we will need to continue to develop the Sapien products and expand the customer base for these products to diversify our revenue and customers. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, both before and after we begin commercial sales of our Guardian and Sapien products, to the extent a particular model is not well-received by the market, our sales volumes and revenue would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commence initial production of commercial units of our products, we need to complete our development efforts. We will also likely need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We began initial production of commercial units of the Sapien 6M in September 2022, and we currently believe that we will begin initial production of commercial units of the Guardian XT by the end of 2022, in each case to be available for delivery to customers in the first half of 2023. We currently believe we will begin initial production of commercial units of the Guardian XO in the second half of 2023. Further, the other models forming our Sapien product line are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our core products at all or within our currently expected timelines.

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

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units and commercial units, though we also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced, are experiencing and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products, or to purchase or subscribe for competitors’ products. Even if we are able to successfully develop our products when anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition and operating results.

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

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system, unanticipated use of our robotic systems, user errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or that, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our products. In each case, we conducted thorough investigations to identify the cause or causes of each incident and, when appropriate, implemented changes to testing protocols or to the units to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Users of the Guardian XO will be wearing the unit while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the units, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service and warehouses for the Guardian XO and hazardous environments and at-height for the Guardian XT and Sapien 6M, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design defects, glitches, malfunctions or connectivity issues between the central processing unit and the robotic system are discovered during or after the production of pre-commercial and/or commercial units, we will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of commercial units may not occur and/or resume.

Although we are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices, we may not be able to successfully incorporate sufficient redundancy or other safety features to avoid injuries in the commercial version of the product.

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

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our robotic systems to a third-party manufacturing partner, which would reduce our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions. In addition, engaging a third-party manufacturer involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we have begun initial engagement activities with a contract manufacturing partner that we expect will produce a high percentage of our products during 2023 once they begin production of our products.

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

•
the impact of national or global economic or political conditions, including war, inflation and interest rates;

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

The ongoing COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions in our supply chain, as discussed under "We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at the prices and volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products." Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, which may linger for some time even if significant health risks abate, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic and its ongoing impacts on our supply chain and business activities may prove to be inadequate, and we may be unable to continue our operations in the manner we had prior to the outbreak and may endure interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, when the COVID-19 pandemic subsides, we cannot assure you as to the timing of any economic recovery or return to normal supply chain conditions, which could continue to have a material adverse effect on our target markets and our business.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing or use of our products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenue, increase costs or make our business unviable if we are unable to modify our products to comply.

We may become subject to new or changing international, national, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which would likely result in a material adverse effect on our revenue and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

We may experience significant delays in the design, development, production and launch of our robotic systems, which could harm our business, prospects, financial condition and operating results.

Our Guardian XT and Guardian XO products are still in the development and testing phase, and, although we began initial production of our Sapien 6M product in September 2022, we continue to test the Sapien 6M. We currently believe that we will begin initial production of commercial units of the Guardian XT by the end of 2022, and that the Guardian XT and Sapien 6M will be available for delivery to customers in early 2023. We currently believe that we will begin initial production of commercial units of the Guardian XO in the second half of 2023. However, these events may occur later or not at all and therefore delivery of our various products to customers could be beyond these estimated dates. Such timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, design and development delays, difficulties relating to manufacturing of the units and other factors discussed under "Initial production of commercial units of our Guardian XT and Guardian XO products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed." Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volumes.

We intend to enter into contracts with one or more third-party manufacturers to produce our robotic systems. Our future third-party manufacturers may not be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems. Even if we and our third-party manufacturers are successful in developing high-volume production capability and processes and reliably sourcing components, we may not be able to avoid significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meet our unit commercialization schedules or satisfy customer requirements. We have recently conducted an extensive evaluation process with a number of potential contract manufacturing partners and expect to generally outsource manufacturing of our products. However, engaging with a manufacturing partner will require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we have begun initial engagement activities with a contract manufacturing partner that will produce a high percentage of our products during 2023. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 units of a combination of Guardian XT, Guardian XO, Sapien 6M, and our existing commercial products, depending on the mix. However, we do not believe that will use all of that capacity in 2023, especially after engaging a contract manufacturing partner.

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

We intend to transition from a manufacturing model in which we primarily manufacture and assemble our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We are in discussions with third parties to provide contract manufacturing of our products; however, such discussions are more complicated because many of our products are still undergoing design changes and improvements. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may incur delays, lost revenue and increased costs. Engaging a third-party manufacturer involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we do expect to engage with a contract manufacturing partner that will produce a high percentage of our products during 2023.

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

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic systems and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although we have begun to engage with a third-party manufacturing partner and to negotiate a definitive agreement, discussions and preparation activities are more complicated because many of our products, including the Guardian XO and Guardian XT, are still undergoing design changes and improvements. We may not be able to contract with potential counterparties on commercially reasonable terms or at all, and we may need to use our own facilities for the initial production of commercial units of our products. If we are unable to enter into such definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. We may not be able to partner with third parties on acceptable terms or at all or establish our own production capacity to meet our needs. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements may be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities at our own facilities, which may not be feasible, our capital and operating expenditures would significantly increase and production of our robotic systems would be significantly delayed. We may also need to raise or borrow additional money, which may not be available on acceptable terms or at all. Further, it may require us to change the anticipated pricing of our RaaS subscription offering, which could adversely affect our margins and cash flows or make it more expensive for our customers, which could negatively affect demand for our products. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

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

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics and other calamities and force majeure events. See "Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results." Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup systems may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, as well as adversely affect our ability to provide services.

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic systems to new markets for the first time, as well as introduce our RaaS subscription model. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). As part of such process, Rotor identified a material weakness in its internal control over financial reporting. As of December 31, 2021, management has determined that this material weakness has been remediated as the previously issued financial statements have been restated and we are now .accounting for the Private Placement Warrants in accordance with the SEC Statement.

To mitigate the potential for any future material weaknesses, we continue to devote significant effort and resources to the improvement of our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and could lose confidence in our reported financial information, which could negatively affect the trading price of our common stock. In addition, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or to private litigation. As a result, any failure to maintain effective internal control over financial reporting could result in a material adverse effect on our business and the price of our Common Stock.

We may face litigation and other risks as a result of material weaknesses or other deficiencies in our internal control over financial reporting.

As a result of the material weaknesses discussed under "If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.", the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking U.S. federal and state securities laws, contractual claims or other claims arising from the Restatement and previously identified material weaknesses in our internal control over financial reporting and the preparation of our financial statements.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We will be integrating our finance and accounting systems following our acquisition of RE2 to a common enterprise system, and a delay or other issues with the integration could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company have increased and may continue to increase our legal and compliance costs, and such costs may be greater than expected.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See "If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results."

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

We had negative cash flow from operating activities of $42.1 million and $16.9 million for the years ended December 31, 2021 and 2020, respectively, and negative cash flow from operating activities of $44.4 million for the nine months ended September 30, 2022. We expect to continue to have negative cash flow from operating and investing activities through at least the end of 2024 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

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

Our research and development expenses were $23.9 million for the nine months ended September 30, 2022, and $17.5 million for the year ended December 31, 2021, and our research and development expenses are likely to grow in the future, due in part to our acquisition of RE2 and the Sapien product line. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

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

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Many of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the war in Ukraine and any related political or economic responses and counter-responses.

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

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. In addition, we may be subject to the heightened scrutiny that is sometimes directed toward companies taken public via a business combination with a special purpose acquisition company. The outcome of any such claims, investigations or proceedings cannot be predicted with any degree of certainty. In the ordinary course of business we have been and may in the future be the subject of various legal claims. Any such claims, investigations or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources, and the resolution of any such claims, investigations or proceedings could result in substantial damages, settlement costs, fines or penalties that could adversely affect our business, financial condition or operating results or result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other remedies requiring a change in our business practices.

Further, under certain circumstances we may have contractual or other legal obligations to indemnify and to incur legal expenses on behalf of investors, directors, officers employees, customers, vendors or other third-parties. For example, our Amended and Restated

Bylaws (the "Bylaws") provide that we will indemnify our directors and officers, and may indemnify our employees, agents and other persons, to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with directors and officers that require us, among other things, to indemnify them against claims that may arise do to their service in those capacities. These indemnification agreements also require us to advance expenses reasonably and actually incurred by them in investigating or defending any such claims, and it may be difficult or impossible to recover any advanced expenses if it turns out the person was not entitled to indemnification. If we are required or agree to defend or indemnify, or advance expenses to, any of our investors, directors, officers, employees, customers, vendors or other third-parties, we could incur material costs and expenses that could adversely affect our business, results of operations or financial condition.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

Litigation to establish or challenge the validity of patents, or to defend against or assert against others’ infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and may restrict our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs and divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable or adequate. In addition, U.S. patents and patent applications may be subject to interference or derivation proceedings, and U.S. patents may be subject to re-examination and inter parties or post grant review proceedings in the U.S. Patent and Trademark Office. Furthermore, our issued patents may be subject to claims of invalidity based on earlier filed patents or published applications not discovered in any patent searches or by the patent offices that carried out examination of the issued patents. Foreign patents may also be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application, or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

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

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.3% of our Common Stock outstanding as of September 30, 2022, a portion of which remains remain subject to lock-up obligations under our Bylaws and under lock-up agreements entered into with us (the “Old Sarcos Lock-up Agreements”).

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

Following the amendment described above, Common Stock issued from the exchange or conversion of Old Sarcos common stock, options, RSAs or RSUs is currently subject to the following remaining lock-up periods under the Bylaws and the Old Sarcos Lock-up Agreements:

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

As of September 24, 2022, the lock-up periods under the Old Sarcos Lock-up Agreements and the Bylaws applicable to Common Stock issued from the exchange or conversion of shares of Old Sarcos preferred stock or warrants have fully expired.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.1% of our Common Stock outstanding as of September 30, 2022. The applicable lock-up periods for the Common Stock held by the Rotor Restricted Stockholders have expired and such Common Stock is freely tradable.

On April 25, 2022, we issued 10.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 7.0% of our Common Stock outstanding as of September 30, 2022, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 7.0 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

1.
with respect to twenty percent (20%) of such holder’s RE2 Lock-up Shares, such shares became transferable on the trading day following May 23, 2022, the date on which the registration statement on Form S-1 for the resale of Consideration Shares was declared effective by the Securities and Exchange Commission; and
2.
with respect to the remaining eighty percent (80%) of such holder’s RE2 Lock-up Shares, such shares may be transferred beginning upon the earlier to occur of (a) such time as we or any of our subsidiaries have delivered to one or more customers at least twenty (20) Guardian XO and/or Guardian XT and/or Sapien commercial units (but in no event prior to the close of business on September 24, 2022) and (b) the close of business on September 24, 2023.

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.2% of our Common Stock outstanding as of September 30, 2022. These shares are not subject to any lock-up or transfer restrictions.

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

•
the volume of shares of the Common Stock and Public Warrants available for public sale, including as a result of the release of shares of our Common Stock from lock-up provisions (see "Resales of the shares of Common Stock issued in connection with the Business Combination and our acquisition of RE2 could depress the market price of our Common Stock.") or after exercise of any of our Warrants or the exercise or vesting of employee equity awards;

•
any major change in our board of directors or management;

•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;

•
the realization of any of the risk factors discussed herein;

•
additions or departures of key personnel;

•
failure to comply with Nasdaq listing requirements;

•
failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

•
actual, potential or perceived control, accounting or reporting problems;

•
changes in accounting principles, policies and guidelines; and

•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance or any of the factors listed above. The securities markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities, including our securities, are not predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the Public Warrants may be redeemed, see "Description of Securities—Warrants—Public Stockholders’ Warrants" in our prospectus filed with the SEC on April 6, 2022. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions.

Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2022, we had outstanding Public Warrants to purchase approximately 13,806,340 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,743,113 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following January 20, 2026, the fifth anniversary of Rotor’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and Public Warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile. We had total revenue during calendar year 2021 of approximately $5.1 million. If we continue to expand our business through acquisitions and/or grow revenue organically post-Business Combination, we may cease to be an emerging growth company prior to January 20, 2026.

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

We cannot predict if investors will find our Common Stock or Public Warrants less attractive because we may continue to rely on these exemptions to the extent they remain available to us. If some investors find our Common Stock or Public Warrants less attractive as a result, there may be a less active trading market for our Common Stock or Public Warrants and more stock price volatility.

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

3.2	Amended and Restated Bylaws of Sarcos Technology and Robotics Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: November 8, 2022	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)