Form 10-K
period 2022-12-31
Sarcos Technology & Robotics Corp
filed 2023-03-16
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange, was approximately $331.8 million.

As of March 1, 2023 the registrant had 154.3 million shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

For more information on the Business Combination, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 8, Reverse Recapitalization, in the accompanying consolidated financial statements.

References to the “Company,” "Sarcos," “we,” “us,” and “our” in this report refer to Old Sarcos before the consummation of the Business Combination and to Sarcos Technology and Robotics Corporation (together with its subsidiaries) after the consummation of the Business Combination, as the context suggests. In addition, where identified or the context clearly indicates, this Annual Report on Form 10-K contains historical information about Rotor before the Business Combination.

The Business Combination was accounted for as a reverse capitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, Rotor is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Old Sarcos with the Business Combination being treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Old Sarcos and Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Sarcos.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

•
We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future

•
We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

•
If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems and solutions successfully.

•
The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.

•
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

•
Commercialization of our core systems and solutions may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.

•
We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at the prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our products.

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

•
With many of our products still under development, we have limited current customers and no binding orders for the commercial versions of our core systems and solutions, and expected customer trials and discussions with respect to those products may not result in binding orders.

•
Even if we successfully market our products, the purchase or subscription, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

•
We have decided to focus on a standard product sales model for our robotic systems and solutions.

•
If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

•
The benefits to customers of our products could be supplanted by other technologies or solutions or competitors' products that utilize similar technology to ours in a more effective way or at a lower cost.

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
•
If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, as well as result in litigation, regulatory action or other risks.
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

•
our ability to sell our products to new and existing customers;
•
our ability to successfully integrate RE2 and achieve the expected benefits of the acquisition;
•
our product roadmap, including the expected timing of new product releases;
•
our ability to manage and overcome supply chain challenges, including increases in the cost of and an interruption in the supply or availability of components, parts and materials;
•
competition from existing or future businesses and technologies;
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
•
our projected financial and operating information and estimates of market size and opportunities;
•
our future financial performance;
•
the impact of the COVID-19 pandemic and global economic and geopolitical conditions on our business and the business of our customers;
•
changes in the market for our products and services;
•
expansion plans and opportunities, including plans to expand our product availability globally;
•
future capital requirements and sources and uses of cash;
•
our ability to defend and the outcome of any known and unknown litigation and regulatory proceedings;
•
our ability to maintain and protect our brand; and
•
other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “aim,” “target” or similar expressions.

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

Item 1. Business.

The following discussion should be read in conjunction with the information about us contained elsewhere in this Report, including the information set forth in our consolidated financial statements and the related notes. Some of the information contained in this section or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read Part I Item 1A Risk Factors and the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and throughout this Report.

Overview

We are a technology leader in the design, development and manufacture of advanced robotic systems and solutions that redefine human possibilities. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. Our robotic systems are designed to augment and increase human productivity by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines. We aim to bring the benefits of robotics to dynamic and unstructured environments (i.e., environments that change or that require our robotic systems to perform different tasks at different times in different places, especially outdoor environments). To do this, we design our robotic systems to be mobile, dexterous and adaptable through the use of flexible hardware designs and intelligent software. Our core systems consist of the Guardian XM (formerly known as the Sapien 6M), Guardian XT and Guardian Sea Class teleoperated/semi-autonomous systems and the Guardian XO exoskeleton. Our teleoperated/semi-autonomous systems are comprised of mobile robotic arms, sensing, wireless communications, control stations with intuitive human-robot interfaces and application-specific end-of-arm attachments (end-effectors), such as grippers, drills or spray nozzles. We create our solutions by combining our systems with use-case specific features and components, which may include third-party hardware, such as lifts, bucket trucks and underwater remotely operated vehicles, or ROVs, as well as use-case specific hardware designs, software and end-effectors.

In general, the use-cases we are targeting are currently being done by humans, at times with the aid of generic industrial equipment like a crane or forklift, and involve dangerous or injury-prone activities in areas experiencing, and expected to continue to experience, labor shortages. As a result, we believe our systems and solutions will increase safety and reduce injuries, prolong careers, broaden the pool of available workers by equalizing physical capabilities and increase productivity. While taking advantage of our proprietary intelligent software, humans continue to be an essential part of our systems’ operation, whether through teleoperation, supervised autonomy or directly operating the robot (e.g., by wearing an exoskeleton). In this way, human jobs and health are preserved while increasing productivity and helping to address labor shortages in our target markets. While we ultimately expect our systems and solutions to benefit a wide variety of markets, we are currently focusing our systems and solutions on use-cases in the aviation, construction, defense, maritime, power and utility and solar energy industries.

We adapt our teleoperated/semi-autonomous core systems for specific use-cases based on the capabilities and characteristics of each system to create solutions. We may also combine aspects of multiple systems or create a specific system for a particular solution. For example, we currently expect that the next version of our solar field construction solution will be a hybrid of our Guardian XM and Guardian XT systems, and the baggage-handling solution we are developing uses a specific system designed for that solution. Our product development efforts are led by a highly experienced robotics team, with some members of our engineering team having worked together for over 20 years. We also benefit from more than $375 million in research and development investment in our proprietary technologies and an extensive patent portfolio. Much of our technology we leverage across our systems and solutions. For example, various technologies and inventions developed for the Guardian XO have been incorporated into the Guardian XT.

Combined with our advanced, success-based learning artificial intelligence, or AI approach, our supervised autonomy software framework uses multi-modal sensor data to optimally perceive, interact, and conceptualize dynamic, unstructured environments to harness the power of real-time and learned-behavior data inputs that allow our robotic systems and solutions to successfully execute task-specific autonomy in unstructured environments. Our advanced, success-based AI enables human workers’ flexibility, creativity and improvisation skills to deliver improved workflow performance and safer interactions between humans and machines in unstructured environments.

Based on interest shown by our development customers and potential commercial customers in purchasing our systems and solutions, we have decided to offer our products primarily through a sales business model where the customer purchases a system or solution for a one-time, upfront amount. As a result, we do not expect the Robot-as-a-Service (RaaS) model that we had previously planned to apply to our Guardian XO and Guardian XT systems to be a focus of our business model going forward. We also plan to offer software upgrades and additional capabilities and to offer for sale add-on hardware components (such as additional interchangeable end-effectors).

History and Corporate Information

Sarcos is the result of a decades-long effort in research and development of robotic systems and solutions. Our original predecessor was spun-out of the University of Utah in 1983. In 2007, our predecessor was acquired by Raytheon and was operated until 2014 as a division of Raytheon known as Raytheon Sarcos. During this period, Raytheon Sarcos was focused primarily on developing cutting-edge technologies for use by U.S. governmental agencies. In December 2014, the assets of Raytheon Sarcos were acquired by a consortium led by the former Raytheon Sarcos President and our current Chief Innovation Officer Dr. Fraser Smith and technology and telecom entrepreneur Benjamin Wolff, our former Chief Executive Officer and current member of the Board of Directors. This acquisition was the basis for the establishment of Old Sarcos, which was incorporated in Utah in February 2015 as Sarcos Corp. On September 24, 2021, we completed the Business Combination whereby Old Sarcos became a wholly-owned subsidiary of Rotor Acquisition Corp. and Rotor Acquisition Corp. changed its name to Sarcos Technology and Robotics Corporation.

In April 2022, we acquired RE2, Inc., a Pittsburgh, Pennsylvania based robotics company. The acquisition added engineering talent, technology, products and customers and expanded the potential use-cases and target markets we can address.

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

Industry Background

Evolution of Robotics

Industrial robots have been commercially available and used in industrial and manufacturing environments for many decades. They are typically large, stationary machines designed to automate repetitive tasks in a controlled environment (e.g., a factory assembly line) that require speed and strength greater than what a human can accomplish. For manufacturing tasks, industrial robots generally execute plans by rote programming (functions that are programmed in advance by a human engineer).

Over time, industrial robots have become more sophisticated. Industrial robots have seen widespread adoption in a host of applications and have gained acceptance across many industries. However, these heavy industrial robots generally require workspaces to be configured around them and large safety cages to protect workers on the factory floor, consume significant amounts of power and space, are substantially less agile and versatile than humans and are difficult and costly to move from one location to another. These characteristics typically limit the number of use-cases to highly routinized tasks. As a result, two new categories of products, called collaborative robots, or cobots, and automated mobile robots, or AMRs, are gaining market traction.

Advances in tangential technologies such as grippers, vision systems, cloud computing, augmented reality, or AR, and artificial intelligence, or AI, have led to the broader adoption and commercial viability of cobots and AMRs. These advances have offered increased safety and operational flexibility, allowing robots to be deployed safely alongside humans, disrupting the historical industrial robotics industry and labor markets while offering more advanced capabilities than earlier models. However, neither cobots nor AMRs are designed to perform tasks in dynamic or unstructured environments, especially outdoors. As with their predecessors, they are tools of automation, designed and programmed to perform routinized tasks. They also generally lack human-like dexterity and the ability to lift and manipulate heavy objects.

Robotic exoskeletons are also not a new concept. They have been a staple of science fiction for decades. General Electric was the first to try to move the concept from fiction to reality with its experimental Hardiman exoskeleton debuting in the 1960s. Early versions of full-body, powered exoskeletons were reliant on hydraulic power supplies connected via a cord or hydraulic lines, which greatly restricted the mobility and the number of use-cases. They also consumed large amounts of power, making it impractical to use these early versions on an untethered basis. More recently, partial-body, powered exoskeletons have primarily been deployed for healthcare and rehabilitative uses. Partial-body, non-powered devices (called passive exoskeletons) have been adopted for passive support functions such as assisting parts-assembly workers when performing repetitive, overhead manual labor. Unlike these commercial predecessors, powered, full-body industrial robotic exoskeletons seek to combine human intelligence and mobility with the strength, endurance and precision of traditional industrial robots by allowing humans and robots to operate as a single unit, substantially augmenting a typical worker's capabilities while reducing the risk of occupational injuries.

Manual Labor Market

Historically, many industries have been dependent on manual human labor and heavy equipment (such as forklifts or cranes) for physically demanding tasks. Human limitations, such as strength, potential for injury and limited reach, and equipment inflexibility, such as size constraints, power needs and limited or narrow functionality, create costly inefficiencies. Relying on human labor sources also has considerable financial and safety costs, which impact both businesses and workers. Workplace accidents and fatigue caused by heavy lifting and working at-height have significant detrimental effects on a workforce’s productivity and can cause extensive bodily harm to human workers.

Challenges to the labor market include:

•
Rising average age of the labor force in developed nations. According to data collected by the Organization for Economic Co-operation and Development (OECD) (see OECD (2023), Old-age dependency ratio (indicator); as shown on March 14, 2023): as of 2022, 24.6% of the United States labor force was over the age of 65; by 2050, that percentage is expected to rise to 40.4%; worldwide (representing the average of all country data tracked by the OECD), as of 2022, 32.4% of the labor force was over the age of 65; and, by 2050, that number is expected to rise to 52.7%.

•
Shrinking pool of manual laborers. Long-term trends suggest workers may avoid manual labor due to, among other factors, occupational hazards, resulting in labor shortages. According to a 2018 industry study, there will be a shortage of approximately 2.4 million workers in U.S. manufacturing by 2028 resulting in a $2.5 trillion negative impact on the U.S. economy. Moreover, although the long-term effects of COVID-19 are largely unknown, COVID-19 has resulted in many people leaving the workforce and may continue to negatively affect the availability of the labor force.
•
Costs associated with physically taxing occupations. In the United States alone, (a) in 2006 The Journal of Bone & Joint Surgery reported that healthcare costs, lost wages and decreased productivity associated with back injuries cost approximately $100 billion annually, and (b) according to a 2018 U.S. Bone and Joint Initiative study, back pain accounts for an estimated more than 264 million lost workdays a year, the equivalent of approximately two workdays for every full-time worker in the country. Falls from heights are the fourth most disabling and costly injury, coming after such injuries as overexertion and falling from the same level, according to the 2019 Liberty Mutual Workplace Safety Index. According to a 2007 publication, OSHA reported that approximately $136 billion is lost annually due to worker fatigue.
•
Many manual labor jobs are conducted in dangerous environments. In the markets we are targeting, many manual labor jobs involve dangerous environments, such as working at height, underwater or near or using explosives or dangerous equipment. According to the CDC, 18% of the non-fatal work injuries resulting in days away from work in 2020 were related to slips, trips and falls. Another study reported that injuries related to falls accounted for approximately $4.8 billion per year in lost productivity and wages in the United States.
•
Equipment that is not ideal for complex environments or the task at hand. Common equipment, such as cranes, forklifts and lift-assist devices often lack the flexibility needed to address the dynamic needs of a worksite. Larger equipment sizes and inflexibility in the range of tasks they can perform often do little to address some of the common issues faced by the labor force.

The Sarcos Approach

We design our robotic systems and solutions to augment human performance by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines to enhance human safety and productivity while addressing many of the labor market’s challenges mentioned above. We aim to bring the benefits of robotics to dynamic, unstructured work environments involving dangerous or physically demanding tasks by moving humans from doing the task themselves to being an operator or supervisor of a robotic system or, in the case of exoskeletons, enhancing human capabilities to reduce the risk of physical injury by having the human and the robotic system operate as one unit. Our robotic systems and solutions combine technologically-advanced robotic hardware with advanced intelligent software, along with human operation or supervision, to increase capability, precision and productivity beyond unassisted human capabilities. As a result, we believe our robotic systems and solutions will provide the following benefits (in some cases, depending on the system):

•
Fewer Injuries. Fewer employee injuries from physically demanding work, which should reduce costs associated with such injuries, such as medical costs and replacement or temporary labor costs and related delays (including hiring and training time and costs).

•
Safer Work Conditions. Less hazardous job conditions, which should also reduce injury-related costs and certain other costs, such as employee insurance costs and hazard pay.

•
Increased Productivity. Increased productivity through increased throughput and/or decreased time to completion, fewer errors or accidents that may compromise materials or work surfaces that then require repair or replacement and/or addressing labor shortages by enabling more work to be done with the same number of human workers (e.g., decreasing crew sizes to increase the number of available crews while increasing the productivity of any particular crew).

•
Career Longevity. Increase the health and career longevity of human workers by transferring the physical demands associated with our target use-cases from humans to our robotic systems and solutions thereby enabling experienced, more productive workers to remain on the job with fewer injuries and reduced wear-and-tear on their bodies, which should reduce labor costs and shortages.

•
Expanded Potential Workforce. Increased opportunities to fill jobs with workers with physical limitations that would otherwise make such jobs difficult or impossible for them by employing them to operate a robotic system, which should increase the potential labor pool.

•
Mobility. Mobility, which allows our systems and solutions to be deployed at a job site and to move around the job site rather than require that the job be brought to the robotic system in a factory or other controlled environment, thereby allowing robotic systems and solutions to tackle use-cases that previously could not be addressed easily or at all through robotics.

•
Adaptable Systems. The ability to teach our robotic systems and solutions through software using AI and machine learning, or ML, so that our robotic systems and solutions can learn to do multiple and changing repetitive tasks with human supervision but without the need for human operation. For example, the software we are creating will allow some of our systems and solutions to enable operators to train the system to set autonomous tasks such as painting or sandblasting over a particular area and then operate on its own with human supervision. Ultimately, this should further increase productivity as one human worker supervises multiple robotic systems.
•
Aligned Interests of Employers and Workers. Compatibility of objectives between employers and employees because our robotic systems and solutions are intended to empower, not replace, the labor force and enhance employee safety while reducing employer costs.

We expect that our systems and solutions can benefit a wide variety of markets, including the aerospace and aviation, construction, defense, distribution and warehousing, industrial manufacturing, maritime, mining, power and utilities and solar energy industries, among others. Based on product testing and trials and customer feedback, we expect our robotic systems and solutions to increase productivity across a variety of use-cases, while significantly reducing the risk, and associated costs, of employee injuries.

We believe that our core strength is in the design and development of highly complex and technologically advanced robotic systems and solutions, including associated software. As a result, we may integrate our systems with readily available third-party products, such as lifts, bucket trucks, ROVs and other components as part of creating solutions for specific markets or use-cases. Our technological innovations include or will include:

•
Human-like Dexterity with Augmented Strength and Extended Reachability. We are designing our robotic systems to provide human-like ability to operate in dynamic, unstructured environments and augment humans with the strength, stamina, precision, reach and speed of robotics.
•
Energetic Autonomy (untethered, battery-powered). We are designing our systems and solutions to offer reduced power consumption via optimized power utilization.
•
Safety. Our robotic systems and solutions are being developed to include advanced controls and comprehensive system recovery to increase their safety.
•
Intelligent AI-Based Software. Our supervised autonomy framework uses multi-modal sensor data to optimally perceive, interact and conceptualize unstructured, outdoor environments. Combined with our advanced, success-based learning AI approach, our supervised autonomy software framework uses the power of real-time and learned-behavior data inputs that enable our robotic systems and solutions to successfully execute task-specific autonomy in unstructured environments. Our advanced, success-based AI enables human workers’ flexibility, creativity and improvisation skills to deliver improved workflow performance and safer interactions between humans and machines in unstructured environments. In addition, we intend to offer our software solutions separately for sale or license.
•
Simulations / Mixed Reality. Our robotic systems use augmented reality (AR), virtual reality (VR), digital twin and AI-enabled simulation techniques to create a simulations environment in which we can train and optimize the robot and the human operator. Simulations allow analysis of system performance in conditions otherwise too expensive, risky or time-consuming to investigate in the physical world. By virtually inserting a physics-based representation of our robot (a.k.a. a digital twin) into a simulated work environment, we can analyze how the robot is performing as well as predict how it may perform under varying conditions. The simulation also collects training data and helps to expand the behavior tree library for the robotic system so that it continues to get smarter in how it addresses real-time impediments or fault-situations when executing a work task.
•
Natural Extended Reality (XR) Interactions between Human and Robots. We are advancing the state-of-the-art in fully immersive teleoperation technology for natural XR interactions between humans and robots, which combines VR/AR, new robot affordable motion capture technology based on magnetic motion tracking, haptic feedback from the teleoperated robot to the human and advanced intelligent controls software to provide a greater sense of realism and increased performance, as well as safety and control. This technology is robot agnostic.

Our Systems, Solutions and Software

Summary

Our core robotic systems consist of: the Guardian XM, the Guardian XT, the Guardian Sea Class and the Guardian XO. Based on product development progress, combined with our views of market readiness and demand, we are currently focused on the commercialization of three of our core robotic systems: the Guardian XM, Guardian XT and Guardian Sea Class. We have begun production of initial commercial versions of the Guardian XM and Guardian XT robotic systems and offer both for sale.

We believe that we will also begin production of the initial commercial version of the Guardian Sea Class during 2023, and therefore we also offer that system for sale. During 2022, as a result of supply chain constraints, product readiness and perceived market demand, we decided to focus on the development and commercialization of the Guardian XM and Guardian XT rather than the Guardian XO. We used that time as an opportunity to do a full product evaluation of the Guardian XO and determined that it required additional development before commercialization, in particular with regards to weight and additional safety enhancements. Although this will result in further delays in the commercialization of the Guardian XO, we continue to develop the system for commercialization and reap the benefits of our product development work on the Guardian XO as we apply its technology to our other systems and solutions. We have also seen meaningful market demand for our Guardian Sea Class system and, as that system is nearing commercial readiness, have decided to also focus on the commercialization of that system.

In addition, we offer for sale our Guardian S remote-controlled visual inspection and surveillance robotic system and our Guardian HLS heavy-lift pneumatic rescue and recovery system designed in collaboration with the Air Force Research Laboratory (AFRL) to lift armored tactical vehicles and other substantial payloads when the speed, timing and accuracy of operations are crucial. Our Guardian GT system is a custom product in the early stages of development and is being designed to be similar to the Guardian XT, but much larger in size. We expect future development and production of the Guardian GT to be on a bespoke basis in collaboration with each customer desiring the product. These systems are not currently a focus of our commercial efforts, and we do not expect the Guardian S, Guardian HLS or Guardian GT systems to comprise a meaningful part of our future revenue.

Core Robotic Systems

Guardian XM

The Guardian XM system is an intelligent robotic manipulator that offers speed, dexterity, precision and strength in a compact, lightweight package. With six degrees of freedom, an optimized strength-to-weight ratio, embedded intelligence and a hardware design that can withstand extreme temperatures and environmental conditions, the Guardian XM system can be used for a variety of complex outdoor and indoor applications. It is compatible with our autonomy software, enabling semi-autonomous mobile manipulation in structured environments, such as in a factory with controlled lighting, and in unstructured environments like outdoor construction sites. When human-in-the-loop control is required, the Guardian XM system can be teleoperated. Key features of the Guardian XM system include:

•
Enhanced Mobility. The Guardian XM is designed for enhanced mobile manipulation through:
o
an optimized strength-to-weight ratio;
o
not requiring an external control box due to being powered with low-voltage DC embedded computing and intelligence to minimize its footprint; and
o
a hardened mechanical design that is resilient to shock and vibration and can operate both indoors and outdoors.

•
Standard Interfaces. Standard power and communication interfaces allow for fast and easy integration with third-party tools and sensors.

•
Capable of Many Tasks. A standard end-effector interface allows for the integration of a wide variety of interchangeable end-of-arm tools.

•
Durable for Use in Harsh Conditions. The Guardian XM’s rugged hardware is tolerant to extreme temperatures and harsh environmental conditions, such as rain, sleet, snow and the corrosive effects of salt spray.

•
Precision. Six degrees of freedom, including continuous wrist and elbow roll joints, allow for the precise placement of end-effectors.

•
Semi-autonomous Capability. The Guardian XM has the capability to perform semi-autonomous manipulation using our proprietary Detect multi-modal computer vision software and our proprietary Intellect multi-algorithm AI software.

Guardian XT

The Guardian XT is a highly-dexterous, mobile robotic system designed to combine robotic strength and precision with human judgment and ingenuity via teleoperation and increase productivity and worker safety in dangerous, complex and unstructured industrial environments. Its versatile design enables mounting to various third-party mobile and lift platforms and allows operators to control their trade tools remotely while working at height, overhead or at ground level. The Guardian XT is based on the upper body of the Guardian XO exoskeleton and is designed to be a one- or two-armed system that is platform-agnostic and attachable to various mobile bases. The two-armed Guardian XT system can lift and manipulate up to 200 lbs. and accomplish precision tasks under various conditions. Key features of the Guardian XT system include:

•
Remote, Safe and Intuitive Operation. The Guardian XT offers remote, safe operation to perform precise, dexterous tasks using intuitive, easy-to-use custom and off-the-shelf trade tools that provide situational awareness to the operator. The system comes with an intuitive Operator Control Station (OCS) that includes a controller to operate the system with an HD touch screen display for monitoring, programming and controlling the robotic system. The robotic system can be teleoperated intuitively, without any prior experience, by the human operator.
•
Anthropomorphic. Operated in part by mimicking the natural movement of the operator. A robot head, equipped with cameras located consistent with where a human would see provides situational awareness with which the human operator is already familiar, including the spatial relationship between the sensory input and the robotic arm.
•
Flexibility. The Guardian XT is capable of indoor and outdoor use, and is battery-operated for mobile use in unstructured environments (but can also accommodate installed power sources). Further, a combination of robotic arms, torso and actuated end-effectors enables a wide range of motion and dexterity (e.g., reach, grab, raise/lower, turn). The tasks carried out by the system can be complex, and occur in unstructured environments where automation is currently not a practical alternative.
•
Strength. Each arm can lift and manipulate up to 100 lbs.

We are also developing a variant of the Guardian XT for the U.S. military, the Guardian DX, for defense logistics and maintenance applications.

Guardian Sea Class

The Guardian Sea Class robotic system is designed to provide human-like manipulation capability in complex underwater environments. Whether used for commercial applications or military operations, the system can reduce the need to put divers in the water and can explore depths that are unsafe for humans. An electromechanical system that can stay submerged for up to two hours at a time, it remains fully operational in depths up to 1 kilometer. The system is a one- or two-armed system that is integrated into third-party ROVs from major manufacturers and that can be teleoperated or operated through optional semi-autonomous control. The electromechanical system’s low-power stand-by state enables the use of mobile power sources and helps extend run time for enhanced productivity. Key features of the Guardian Sea Class system include:

•
Optimized for Size and Power Usage. Electronically driven, energy-saving system that provides reduced weight, size and expense as compared with hydraulic power unit systems. Lightweight, compact design allows for a smaller “footprint,” or volume, in constricted or precarious environments.
•
Water Resistant. Fewer sealed surfaces than comparable hydraulic systems to significantly lower maintenance costs and risk of system downtime due to failure. Closed, sealed design protects the electrical system from water ingress.
•
One- or Two- Armed System. Can be equipped with two mirrored six-degree-of-freedom arms to improve modularity and reduce training requirements for service and repair.
•
Precision. Neutral buoyancy improves ROV/system balance and control.

Guardian XO

The Guardian XO is a full-body, powered exoskeleton designed to augment user strength, endurance and precision without materially restricting freedom of movement. We expect that the Guardian XO will enable the operator to safely lift significantly more than the 35-40 lbs. typically recommended by OSHA with small effort in a wide range of use-cases and industrial processes. The Guardian XO’s advanced sensing and control system is designed to provide both responsiveness and fluidity of movement, making it user-friendly and intuitive to operate.

The Guardian XO is intended to enhance productivity, mitigate worker fatigue, reduce the risk of workplace injuries and democratize the labor force by augmenting the capabilities of individuals otherwise physically unable to perform the required tasks. We believe the Guardian XO has the potential to revolutionize the way work gets done in a variety of industries, such as aerospace/aviation, automotive, construction, defense, distribution and warehousing for ecommerce and other industries, industrial manufacturing, maritime and power and utilities.

Key features of the Guardian XO will include:

•
Added Strength and Endurance. The exoskeleton is expected to enable the operator to carry significantly more than the 35-40 lbs. typically recommended by OSHA. It is also designed to enable a smooth lifting motion by dynamically compensating for gravity and inertia.
•
Battery-powered for Mobile Performance and Near-continuous Use. The Guardian XO will be powered by onboard hot-swappable batteries intended to provide near-continuous operation. Additionally, the XO Pod docking station is expected to facilitate battery charging, donning and doffing of the system and data management.
•
Sensors and Advanced Control Systems for Enhanced Maneuverability and Mobility. Integrated sensors in the Guardian XO are expected to enable the system’s advanced controls system to detect movement (position, force, angular rate, orientation, torque and speed) in milliseconds to eliminate perceived latency. Maneuverability and mobility are intended to be provided through gravity compensation, which will cause the robot to feel almost weightless to the user, and many motorized joints, or degrees of freedom, which will allow the user to move freely and naturally in unstructured environments. The Guardian XO is also expected to include a “hands-free” mode in which the user can lock the suit’s arms while carrying a heavy load and simultaneously complete dexterous tasks requiring human hands. Each system will be equipped with a user-friendly control interface for user controls and diagnostics notification display.
•
Ergonomic, Safety-first Features for User Comfort and Injury Prevention. We are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices. In the event of a sudden power loss, redundant hardware and software are expected to enable “passive braking” to prevent or reduce user injury. In addition, the systems are expected to include a highly responsive control system to enable the user to execute fall-prevention motions such as stumble-recovery. We anticipate that users will be able to don and doff a system without assistance in less than 30 seconds, with additional provisions for sudden egress.

Solutions

To address the needs of our near-term target markets, we are developing use-case specific solutions:

•
Aviation. We are developing solutions to address aircraft servicing (such as de-icing) and baggage-handling (loading and unloading airplane baggage compartments) use-cases. We expect these solutions to reduce delays on the tarmac by enabling work to be done when humans are not able to perform the tasks (such as during lightning or other severe weather events) and to otherwise increase productivity by reducing the number of human workers needed to complete the tasks.
•
Construction / Surface Preparation. We are developing a solution based on the Guardian XM to address surface preparation that we believe will be adaptable to a variety of contexts, such as buildings, ships and airplanes, to enable blasting and paint removal, painting, washing and similar activities. We expect this solution to address human safety and health concerns frequently associated with these activities, increase precision and productivity and reducing scaffolding work and costs.
•
Defense. Some of our solutions have defense applications. For example, our surface preparation solutions can work on Navy ships and our maritime solutions can assist with mine clearing.

•
Maritime. We are developing maritime solutions based on the Guardian Sea Class system to address a variety of underwater use-cases, such as ship inspection (damage or security), rudder and prop shaft clearing, contraband recovery, mine clearing, salvage and infrastructure (locks, dams, power plants) inspection and debris removal and obstruction clearing. We believe the Guardian Sea Class solutions will reduce the need for divers to be in dangerous, underwater conditions and increase the depths and duration at which work can be done.
•
Power and utilities. We are developing a solution to address vegetation management for the power and utilities market. This solution is based on the Guardian XT system and is being designed to remove vegetation at a height of up to 45 feet and be able to cover over a kilometer of distance per day. Based on customer feedback, we expect this solution to extend daily work hours (multiple-shifts), reduce the impact of weather conditions (heat, wind, rain) on productivity and reduce the dependence on human workers.
•
Solar Field Construction. We are developing a solar field construction solution to automate the installation of photovoltaic, or PV, panels at utility scale solar sites. Early prototypes have been based on the Guardian XM, but we expect the commercial version of this solution to be based on a new system comprising aspects of both the Guardian XM and Guardian XT systems. We believe that our solar field construction solution will increase productivity through increasing the number of panels that can be installed in a given day, reducing damage to PV panels arising from human accidents or mishandling and reducing the size of installation crews to help address the labor shortages facing the industry.

Software

Our robotic systems and solutions are the combination of advanced robot technology and software. As a result, our software is a critical part of our systems and solutions and our ability to create robotic solutions for dynamic, unstructured environments. In part with initial funding from the U.S. Airforce, we have developed and are developing software leveraging artificial intelligence and machine learning technologies that is designed to optimize the significant capabilities of our robots. Among other things, we are developing our software to enable:

•
Intelligent teleoperation
•
Supervised and multi-algorithm autonomy
•
Multi-modal computer vision and fused perception
•
Success-based reinforcement learning
•
Motion planning and optimization
•
Predictive fault compensation
•
Fused perception
•
Cybersecurity
•
Physics-based simulation

Each of our robotic systems and solutions comes with a baseline software package that enables basic operation and useability of the system, teleoperation and semi-autonomous capabilities, cybersecurity, controls and communications. For our market and use-case specific solutions, we will also include additional software designed to meet the base requirements of the particular use-case. In either case, for customers who want additional features, we will sell or license upgrades to the baseline package. For example, we intend to offer supervised autonomy as an incremental service. Combined with our advanced, success-based learning AI approach, our supervised autonomy software framework uses multi-modal sensor data to optimally perceive, interact, and conceptualize unstructured environments to harness the power of real-time and learned-behavior data inputs that allow the applicable robotic systems to successfully execute task-specific autonomy in unstructured environments. Our advanced, success-based AI enables human workers’ flexibility, creativity and improvisation skills to deliver improved workflow performance and safer interactions between humans and machines in unstructured environments. Other enhancements that we intend to develop and offer include advanced teleoperation capabilities, task libraries (predefined data sets, tools, inferencing models and scripts for controlling specific workflow execution) and fleet management and remote monitoring to allow a human operator to remotely control or supervise several robots from a central control location.

Further, we are exploring opportunities to sell and license our software separate from our own robots for use in third-party systems. We anticipate that this will largely be done through a software-as-a-service license model.

Robot Service Platform

We refer to the combination of our software and the web-based portal we are developing to enable customers to monitor and configure the robotic systems and solutions they purchase as our “robot service platform.” We are designing our robot service platform to enable us to provide customers with additional data analytics, operational tools, systems diagnostics, bug fixes and software upgrade deployment and other features, as well as a web-based portal where the customer can access information and request upgrades.

Market Opportunity

In the long run, we believe that we will be able to offer robotic systems and solutions that will benefit many markets and industries. As a result, we believe that the global total addressable market, or TAM, for our robotic systems and solutions is large and will reach approximately $600 billion in 2029, which we estimated based on independent third-party research regarding the TAM for the solar power, construction, aerospace/aviation and maritime markets. Of the global TAM, we estimate our global serviceable addressable market, or SAM, will be approximately $9.3 billion in 2029. Finally, we believe that our global serviceable obtainable market, or SOM, will be approximately $1.2 billion by 2029, which is calculated as 13.5% of 2029 global SAM and assumes that our products will penetrate the Early Adopters phase of the Rogers' Innovation-Adoption Lifecycle by 2029. We assume that our initial customer base will be comprised of innovators and early adopters in the industries we are targeting. Following successful deployment with these early adopters, we believe that there will be many potential customers that are fast-followers.

The 2029 TAM and SAM estimates for our principal target industries were: (1) solar power - $373.8 billion and $334 million, respectively; (2) construction - $156.2 billion and $2.4 billion, respectively; (3) aerospace/aviation - $68.6 billion and $1.9 billion, respectively; and (4) maritime - $8.0 billion and $4.5 billion, respectively. Other than construction, each 2029 industry TAM estimate is from independent third-party research. To calculate the construction TAM, we projected from 2023 TAM using a 2023-2030 compound annual growth rate, or CAGR, where the 2023 TAM and 2023-2030 CAGR are from independent third-party research. To calculate each 2029 industry SAM, we projected from 2023 or 2024 industry SAM, which are from commissioned third-party research, using the industry CAGRs from the independent third-party TAM research, and assume the following: (a) average selling price (ASP) of $127,000 for each industry except maritime, where we assume $590,000 ASP, and (b) no material change in SAM from 2023 to 2024. Furthermore, global SAM assumes target markets in (a) 13 countries (Australia, Brazil, China, France, Germany, Italy, Japan, South Korea, Mexico, New Zealand, Spain, the United Kingdom and the United States) for solar power; (b) the same 13 countries plus Canada and Norway for maritime; (c) the same 13 countries for commercial aerospace/aviation and the United States only for defense aerospace/aviation; and (d) the United States only for construction. We believe our estimates are based on reasonable assumptions given our technology's leadership position in the category of industrial, highly-dexterous mobile robotic systems, the general lack of directly competitive products in this new category, our plans to further differentiate our products via AI-enabled performance enhancing software and our interactions with leading industrial companies across a number of verticals. However it is possible that these assumptions will proved incorrect, and, as a result, actual results and market sizes may deviate materially from our estimates. See Part I Item 1A Risk Factors - “Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.”

In the near-term, due to a combination of size, growth opportunities and our current product portfolio, we have decided to focus our commercialization efforts on six primary markets and related use-cases: aviation, construction, defense, maritime, power and utility and solar energy. Further, we believe that many of the potential customers within these markets for the solutions we are currently commercializing have additional use-cases beyond what we are currently targeting that we could choose to address in the future as we continue to develop our systems and solutions to expand their capabilities and applications.

•
Aviation. We are initially focused on providing a baggage-handling solution and certain other solutions (such as de-icing and aircraft servicing) for the aviation ground services market.
•
Construction. According to an August 2022 report by Associated Builders and Contractors, as of July 2022 there were more than 375,000 unfilled construction jobs in the United States and construction workers were quitting their jobs at a faster rate than they were laid off or discharged for the 17th consecutive month. Further, based on 2022 U.S. Bureau of Labor Statistics, the construction industry has the highest level of workplace injuries resulting from falls, slips and trips. As a result, we believe the construction market is a significant opportunity for our solutions, primarily for surface preparation and other at-height work use-cases, to increase productivity and address the labor shortage while increasing worker safety.
•
Defense. We believe the defense industry will be an important market for us. We have worked with the U.S. Department of Defense for many years on product development to address its needs. Further, some of our commercial solutions have defense applications. For example, our surface preparation solutions can work on Navy ships and our maritime solutions can assist with mine clearing and ship inspection and repair.
•
Maritime. With the capability to work underwater for up to 2 hours, at depths of up to 1000 meters and to perform dexterous tasks semi-autonomously or by teleoperation, such as inspection, repair or object removal, we believe our Guardian Sea Class system and solutions have a large market opportunity while increasing safety by reducing the need for human divers to work in dangerous underwater conditions.
•
Power and Utility. We are developing solutions for vegetation management and utility pole top repair, as well as underwater dam and other infrastructure inspection or repair use-cases, for use by power utilities. We believe these use-cases are significant opportunities for our solutions because they are designed to decrease the need for humans to work at height and in dangerous weather conditions or underwater and to increase productivity.
•
Solar Field Construction. President Biden has announced that the United States is targeting a carbon pollution-free electrical grid by 2035. According to the Solar Energy Industries Association, achieving the PV installation target to meet this goal will require roughly 900,000 solar panel installers. SEIA has estimated that as of 2020, there were approximately 230,000 such installers in the United States and that this number has declined since 2016. As a result, we believe there is a significant opportunity for our solution in the solar field construction market.

Growth Strategy

The key elements of our growth strategy include:

Focused Effort on Commercialization

We will continue to focus on the commercialization of select systems and solutions to increase speed to market and accelerate market penetration by targeting specific use-cases, while demonstrating our ability to sell, manufacture and service our products. We believe this will prove the benefits of our systems and solutions in everyday working conditions while confirming market demand and achieving and growing product revenue.

Continue to Develop our Robotic Systems and Solutions

We plan to pursue continuous improvement of our current systems and solutions and to develop additional systems and solutions over time. We believe that as we show the commercial viability and benefits of our products in our initial target markets and use-cases, customers and potential customers will want to use robotics, and specifically our products, to address other use-cases that previously have not been conducive to automation. As our products are highly complex, we want to ensure that we continue to develop new systems and solutions to address new markets and use-cases, and thereby grow our business.

Continued Investment in Innovation

We will continue to invest significant resources in developing proprietary technologies across hardware, firmware, software and controls to commercialize our robotic systems and solutions. We expect our research and development activities to focus on areas such as human-like dexterity with augmented strength and reach, energetic autonomy, safety, intelligent AI-based software, simulations/mixed reality and natural extended reality interactions between humans and robots. We believe that these investments will be critical to our future growth as we seek to expand the capabilities of our systems and to create new solutions to address new markets and use-cases, as well as to sell upgrades and additional functionality to previous customers.

Capital Efficient Manufacturing

We have decided to focus on a standard product sales model for our robotic systems and solutions instead of the robot-as-a-service, or RaaS, model we previously expected to pursue particularly for the Guardian XO and Guardian XT. The standard sales model has the benefit of reducing our capital requirements since we do not need to wait to recover our production costs over many months or years of RaaS subscription payments. As a result, we expect that our capital requirements will be reduced and that we can manufacture our systems and solutions in a more capital efficient manner.

We plan to engage one or more contract manufacturing partners and that, over time, our manufacturing partner(s) will be responsible for most of our manufacturing. We believe that leveraging the core strengths of a contract manufacturing partner will have the long-term benefits of increased speed to market, high-quality volume production and the ability to scale more quickly to meet demand, as well as potentially decreasing supply chain costs, reducing delays and expanding our supplier-base. Further, we would not need to build large-scale manufacturing facilities and incur the up-front capital investment and the recurring fixed costs and overhead that would be required for us to own and operate such manufacturing facilities. We expect outsourced manufacturing to allow us to focus on our core competencies while significantly reducing overall risk and give us the flexibility to quickly scale volumes up or down to match demand levels since we can leverage an established manufacturing operation and supply chain. See “—Manufacturing and Suppliers” below.

Collaborate with Development Customers to Expand Target Markets

We have engaged, are engaging and intend to engage in the future with development customers in various industries, including aerospace/aviation, construction, defense, utilities, solar, distribution and warehousing, industrial manufacturing, maritime and power and utilities. In many cases, these development customers pay us to develop our products, and this constitutes the bulk of our services revenue. This allows us to reduce our net loss and use of cash while continuing product development efforts to improve and commercialize our products, develop new products and establish relationships with potential commercial and government customers that have helped us create products designed to meet their needs. We believe working with these development customers will allow us to accelerate our brand awareness within these and adjacent industries and develop products that will meet the needs of a variety of potential customers. These relationships have already played an important role in helping us select the markets, use-cases and product capabilities we are currently pursuing.

Additionally, while our focus has been primarily on the U.S. domestic market, we intend to explore opportunities in select non-U.S. markets as and when we deem appropriate.

Pursue Selective Strategic Acquisitions and Partnerships

We may pursue strategic acquisitions from time to time that we believe will be complementary to our existing business or otherwise increase the value proposition we deliver to our customers. We may pursue acquisitions that we believe will help us add new or enhanced capabilities or technology, expand our product offering, accelerate customer growth, enter new markets or add talent and expertise to our organization. For example, our acquisition of RE2, Inc. in April 2022 provided many of these benefits, including bringing much needed and hard to hire engineering talent into our company. In addition, the RE2 acquisition has brought us additional technology, products and customers that are key elements of many of our currently targeted markets, use-cases and solutions, such as solar field construction, baggage-handling and maritime.

We may also enter into strategic partnerships from time to time, including to combine our product offerings with those of our partners. For example, we may partner with companies whose products may serve as a mobile base for the Guardian XT or an integrated ROV for the Guardian Sea Class and offer the combined unit as a standalone product or solution. Among other benefits, these partnerships could reduce barriers to customer adoption and use of our products, allow us to leverage the partner’s existing sales and distribution channels or provide lead generation and conversion of additional potential customers for our other product offerings.

Competitive Strengths

Differentiated and Proprietary Technology

We believe our technology distinguishes us from others in the industrial robotics space because our technology seeks to augment, rather than replace, humans by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines. We are a pioneer in the robotic systems industry and benefit from lessons learned over more than 30 years and $375 million in research and development investment in our proprietary technologies, as well as our extensive patent portfolio. We believe that our innovations, including advances in energetic outdoor mobile manipulation, human like dexterity, intelligent AI-based software for controls and outdoor autonomy and immersive teleoperation technology for natural extended reality interactions between humans and robots, together with advances in electronics, materials, motors and other components of our products, will enable us to produce machines that do not suffer from historical limitations and are intuitive to use and relatively quick and easy for setup and workflow changeover. We often have opportunities to use technology developed for one system or solution in other systems or solutions. For example, many of the technologies we developed for the Guardian XO have been incorporated into the Guardian XT and our intelligent software for controls and simulations developed for the Guardian XO has been extended to our other core products. See “-Intellectual Property” below.

Early Mover Across Wide Range of Industries

We believe we are creating a new category of industrial robotics – intelligent systems and solutions designed to be mobile, highly-dexterous, used in changing, unstructured environments and capable of different tasks as directed by human operators. We have spent many years working with and listening to people with experience in the industries we expect to target, including advisors and development customers. These early engagements have helped us form relationships with potential customers, helped fund our development efforts and provided critical customer insight and feedback into our development plans and product designs. We believe our early efforts to get this feedback and build these relationships with potential customers situate us well to create robotic systems and solutions that meet customer needs.

Visionary and Experienced Management

We have a proven and experienced team with deep operational expertise in bringing emerging technologies to market. Our team is led by Kiva Allgood, our Chief Executive Officer, who has many years of executive-level, operational experience within global telecommunications and technology companies, including Ericsson and Qualcomm. Our engineering and design efforts are led by a highly experienced robotics team with hundreds of years of cumulative robotics experience, with some members of our engineering team working together for over 20 years. Members of our board of directors have extensive experience across a wide array of disciplines, including experience in many of the industries that we intend to serve and in the production and delivery of complex hardware and software solutions.

Strategic Collaborators

We collaborate or have collaborated with various companies, including development customers, in the development of our systems and solutions, such as Delta Air Lines, Changi Airport Group, Mortensen and Microsoft. Some of the companies with which we have collaborated have also invested in Sarcos. We have also worked closely with the U.S. Department of Defense and the U.S. Department of Energy on the development of some of our products or technologies. We believe these collaborations provide valuable feedback that will enhance our early mover advantage and product development efforts.

Competition

We believe we are developing a new category of industrial robotic systems and solutions that augment, rather than replace, humans. In many cases, our primary competition will be traditional modes of human labor, sometimes assisted with material handling products such as overhead cranes, forklifts and pallet jacks. To overcome potential resistance to innovation and the adoption of new products and ways of working, we must demonstrate to customers the value proposition of our products, including increasing productivity, reducing costly occupational injuries and broadening the pool of available employees by equalizing workers’ physical capabilities to include older and less physically strong workers.

Additionally, our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment and unmanned robotic vehicles. We also view our competitive landscape to include companies who have different product lines in the automation space, such as ABB Robotics, Siasun Robot & Automation, Teradyne and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation and Hexagon AB, which may not have a directly competing product today, but which could become competitors through diversification; these companies have existing customer relationships and channels, as well as significant financial and other resources, that could enable them to emerge as formidable competitors in the future.

The following is a breakdown of the competitive landscape for our core systems and solutions:

•
Our Guardian XM and Guardian XT systems face a varied competitive landscape that includes collaborative robotics companies, such as Kuka, Fanuc, Doosan Robotics and Universal Robotics, as well as automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.
•
Our Guardian Sea Class competes with robotic arm manipulator companies like Deep Trekker, Nauticus Robotics, Reach Robotics and QYSEA that provide manipulators and grippers for light and working-class ROVs.
•
Our Guardian XO competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Ekso Bionics, Ottobock, Lockheed Martin, SuitX and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.
•
Our vegetation management solution competes indirectly with general purpose mechanical brush clearing solutions like the Mini-Jaraff by Jarraff Industries and the Kershaw SkyTrim product by Progress Rail and modified lift trucks, such as the BIK Boom Truck and Sennebogen, that are marketed for vegetation management.
•
We believe our PV panel installation solution will compete with products under development by AES and Bailey Crane. AES, a large utility company, announced in 2021 it was developing an autonomous solar module installation point-solution. Bailey Crane has announced that it is developing a solar panel installation robot that could compete with our solution.
•
Our baggage-handling solution competes with AMR and automated guided vehicle (AGV) products designed for baggage-handling by companies such as Vanderlande, Addverb Technologies, Alstef Group, Siemens and Lloyd W. Aubry Company and baggage-loader/unloader systems such as those provided by Beumer Group and BBHS.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete or may compete with companies that develop artificial intelligence and industrial automation solutions, such as those offered by Hyundai-Boston Dynamics, Grey Matter, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Fanuc, Neurala, Ready Robotics, Rethink Robotics and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems and solutions in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments. See Part I Item 1A Risk Factors - “We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.”

We expect that we will compete on the following factors:

•
technological innovation;
•
product quality, reliability and safety;
•
product features and performance, including from our intelligent software;
•
product pricing;
•
manufacturing efficiency and resources;
•
brand;
•
customer experience, including support; and
•
existing customer relationships.

We believe we do and will compete favorably on the basis of these factors; however, our potential competitors may have greater financial, technical, manufacturing and other resources than we have. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their cobot and industrial robotics programs than we can. Additionally, our competitors may have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than we have. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the cobot and industrial robotics market may result in even more resources being concentrated in our competitors.

Customers and Partners

We engage with a wide-variety of potential customers in many different industries, including some of the largest companies in our target markets, small and medium-sized businesses and government agencies such as the U.S. Department of Defense and the U.S. Department of Energy. Our development customers include some of the largest enterprises in our target markets, including Delta Air Lines, Changi Airport Group, Mortenson and the U.S. Department of Defense. We have also partnered with such companies as Microsoft and Array.

Through the end of 2022 our customers have primarily been development customers – customers paying us to fund our product research and development efforts. While we expect our revenue to continue to include product development contract revenue, we also expect to begin to see meaningful product sales revenue in 2023 as we begin to sell and deliver commercial versions of our Guardian XM, Guardian XT and Guardian Sea Class systems and solutions. However, we have only recently begun to offer these systems for sale and, while we are having discussions with many potential customers that have expressed strong interest in purchasing our systems and solutions, at this time we do not yet have binding customer sales contracts for the commercial versions of these products.

Research and Development

Our research and development team is comprised of technology experts from fields including controls, perception and simulations engineering, artificial intelligence and machine learning, software/firmware engineering, mechanical and electrical engineering, systems engineering, finite element analysis, human factors and design and applications engineering. Our primary areas of focus in research and development are centered around supervised autonomy solutions, including multi-modal sensor data to optimally perceive, interact and conceptualize unstructured environments. Combined with our advanced, success-based learning AI approach, our supervised autonomy software framework uses the power of real-time and learned-behavior data inputs that enable our robotic systems and solutions to successfully execute task-specific autonomy in unstructured environments.

More specifically, among other things, we are focusing research and development efforts on: for the Guardian XM, supervised autonomy for outdoor environments that enable dexterous manipulation for aviation, solar panel construction, surface preparation and other use-cases; for the Guardian XT, immersive teleoperation technology for natural extended reality interactions between humans and robots and using the motions and task solutions of the human operator to train the system for increasing levels of autonomy; for the Guardian Sea Class, an autonomy solution for multi-modal sensor perception and dexterous manipulation of robotic arms and guidance, navigation and control of an ROV to increase autonomy for underwater applications; and for the Guardian XO, optimized bipedal walking controllers and supervised learning techniques to develop a novel, stable motion control framework to enable a hybrid use of the Guardian XO (either with or without a human operator).

Our research and development efforts also include our DfX (design for excellence) work, including comprehensive design for manufacturing, design for cost and procurement, design for testing and design for assembly. These efforts are aimed at ensuring the manufacturability, serviceability and robustness of our products.

Our research and development expenses were $34.1 million and $17.5 million in 2022 and 2021, respectively, (which does not include the research and development expenses of RE2 prior to the acquisition on April 25, 2022). Our customer first, collaborative approach is a cornerstone of our research and development processes.

Intellectual Property

Our research and development efforts over many years has resulted in significant intellectual property. Our ability to create, obtain and maintain intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

We pursue patent protection at times when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings. Our patents and patent applications are focused primarily on robots and robotic systems, including wearable exoskeletons to enhance human operations, humanoid robots, teleoperated robots, mobile platform-based robotic arms, teleoperated robots, unmanned ground robots and end-effectors, including patents in the areas of safety, robot vision, sensors, power efficiency, control strategies and cybersecurity. We also have patents and patent applications covering technology in the fields of counter-attack unmanned aerial vehicles (drones) for enemy drone neutralization, various micro-camera and other medical devices, augmented reality, sensors, valves, motors, actuators and others.

As of February 2023, we had approximately 90 issued and unexpired U.S. patents and approximately 100 issued and unexpired international patents, as well as approximately 135 patent applications filed in the United States or internationally. Many of our previously issued patents have expired, with others set to expire on dates ranging from 2023 to 2040, exclusive of any patent term adjustment or patent term extension. We do not know whether all of our pending patent applications will result in issued patents, or whether the examination process will require a narrowing of claimed subject matter. Furthermore, in light of the highly active fields of technology in which we are involved, particularly the field of robotics, our patents and pending patent applications may not provide us with broad-level protection.

In an effort to protect our brand, we also pursue the registration of our domain names and various trademarks in the United States and in select international locations.

Sales and Marketing

We currently offer for sale our Guardian XM, Guardian XT and Guardian Sea Class systems through a direct sales model. We focus our sales and marketing efforts on industries that we believe show a strong potential for growth and a significant need based on worker shortage, limited innovations for their tasks (such as for outdoor tasks in unstructured environments) and risk of injury. Due to their size and their potential opportunity and willingness to be early adopters, we generally direct our sales efforts toward leading companies in the industries and markets we target as we believe these companies have the potential and ability to serve as referenceable customers and drive additional sales. Notwithstanding the foregoing, we also target small and medium-sized businesses and government agencies such as the U.S. Department of Defense and the U.S. Department of Energy. We intend to continue to invest in our sales and marketing efforts in support of the commercialization of our robotic systems and solutions.

We intend to pursue strategic relationships with systems integrators, companies with complementary technologies, software application providers, distributors and consulting firms to expand the channels in which our robotic systems and solutions are marketed. We believe working with these partners will accelerate our brand awareness within various industries and provide complementary capabilities and differentiation that will attract new customers while helping us expand our customer base.

We expect that initial sales of our robotic systems and solutions will be a standard sales model where the customer pays an upfront amount to purchase the system or solution, rather than the RaaS leasing model that we previously expected to pursue particularly with our Guardian XO and Guardian XT systems. We had expected the RaaS model to be enticing to customers for a variety of reasons, though we had expected to follow a sales model for the Guardian XM, Guardian Sea Class and other products that were part of the Sapien product line acquired from RE2. However, based on interest shown by our development customers and potential commercial customers in purchasing our systems, we have decided to pursue a standard sales model and we expect that our product revenue will primarily result from standard product sales. As a result, while we could consider a RaaS or other model for a particular customer, we do not expect the RaaS model to be a focus of our business model going forward. We expect that the standard sales model will enable us to reduce our capital requirements as we will not need to bear the upfront manufacturing costs associated with building our systems and solutions and then wait to recover those costs over many months or years of RaaS subscription payments.

With respect to our software, to the extent we are successful in commercializing it separately from our robotic systems and solutions, we expect to favor a software-as-a-service (SaaS) model that would result in a recurring revenue stream, though we will also consider one-time sales. Similarly, we would also favor a SaaS model but consider one-time sales for software upgrades. We expect to continue discussions with potential customers to ultimately determine the appropriate model for us in light of market conditions.

Manufacturing and Suppliers

We believe we can manufacture 300-500 systems per year in our current facilities, depending on the mix. However, we do not expect to use all of that capacity in 2023, especially after engaging a contract manufacturing partner to provide additional capacity and expertise. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we have signed an agreement and begun initial engagement activities with a contract manufacturing partner. We expect that this contract manufacturing partner will initially focus on helping us produce sub-systems for the Guardian XT.

We believe that leveraging the core strengths of a contract manufacturing partner will have the long-term benefits of increased speed to market, high quality volume production and the ability to scale more quickly to meet demand, as well as potentially decreasing supply chain costs, reducing delays and expanding our supplier-base. Further, we would not need to build large-scale manufacturing facilities and incur the up-front capital investment and the recurring fixed costs and overhead that would be required for us to own and operate such manufacturing facilities. We expect outsourced manufacturing to allow us to focus on our core competencies while significantly reducing overall risk and give us the flexibility to quickly scale volumes up or down to match demand levels since we can leverage an established manufacturing operation and supply chain. See above discussion under “Growth Strategy - Capital Efficient Manufacturing.”

We maintain a diverse set of suppliers. Most of our suppliers are based in the United States and we often target suppliers that are local to our facilities, though we also pursue consolidation of suppliers between facilities when we deem it more cost-effective or to otherwise be beneficial. Most of our supplier relationships are purchase order based and we do not have many long-term supply contracts. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason.

Government Regulation

We are subject to various U.S. federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations, including the requirements of the U.S. Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

We are also subject to U.S. laws and regulations that may limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, suppliers, business partners and other persons. These laws and regulations may include outright prohibitions or export license requirements. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments to the extent applicable. We maintain export compliance controls and procedures but there are risks that these compliance controls might not be effective, in which case we could be exposed to legal liabilities. Compliance with these laws has not significantly limited our sales or other transactions with third parties but could significantly limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop or make it difficult or impossible to enter affected markets, which could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Human Capital

Our employees are critical to our success. As of December 31, 2023, we had approximately 280 full-time and part-time employees with the majority of our employees based in the Salt Lake City, Utah and Pittsburgh, Pennsylvania areas. We also engage consultants and contractors to supplement our permanent workforce on an as-needed basis. Approximately 45% of our employees are involved in engineering functions, including research and development. To date, we have not experienced any organized work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Facilities

We currently operate in a corporate and manufacturing facility in Salt Lake City, Utah consisting of approximately 61,000 square feet, and in three facilities in Pittsburgh, Pennsylvania. The lease of our Salt Lake City facility expires in May 2033 and has two options to extend the lease for a three-year period each. The leases for our facilities (or portions thereof) in Pittsburgh, including outdoor test space and indoor office, test, manufacturing, production and warehouse space, expire in August 2023, March 2025 and June 2025, with various renewal or extension options. We believe that should we need additional or different space we will be able to obtain such space on commercially reasonable terms.

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

We incurred a net loss of $157.1 million for the year ended December 31, 2022 and a net loss of $81.5 million for the year ended December 31, 2021. We believe that we will continue to incur operating and net losses until 2025 at the earliest. Even if we are able to successfully develop our robotic systems and solutions and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems and solutions and our ability to lower production costs as we achieve economies of scale through high-volume production, none of which may occur.

We expect that we will continue to incur losses in future periods as we:

•
continue to design, develop, manufacture and commercialize our robotic systems and solutions;

•
continue to utilize and develop potential new relationships with third-party partners for supply, design for manufacturing and manufacturing;

•
expand our production capabilities, including costs associated with the outsourcing of the manufacturing of our robotic systems and solutions;

•
build up inventories of parts (including replacement parts) and components for our robotic systems and solutions;

•
develop our maintenance and servicing capacity and capabilities;

•
manufacture an inventory of our robotic systems and solutions, including upfront expenditures to manufacture systems prior to delivery and recognition of related revenue;

•
increase our sales and marketing activities and develop our sales and distribution infrastructure;

•
develop our remote monitoring, updating and other cloud-based services on our robot service platform;

•
develop and test safety measures for our products, including working with customers to evaluate and test the efficacy of those safety measures;

•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and

•
increase our general and administrative functions and systems to support our growing operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto and because we are early in the commercialization of our products, we expect that our losses in future periods will continue to be significant until we start to achieve significant product sales and associated revenue. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses.

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $65.4 million and $42.1 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to have negative cash flow from operating and investing activities until 2025 at the earliest as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems and solutions successfully.

We intend to invest significantly in order to expand our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. As we grow our business, we will need to manage the following activities, among others:

•
expanding our management, engineering and product teams;

•
identifying and recruiting individuals with the appropriate relevant experience;

•
hiring and training new personnel;

•
commercializing our products;

•
forecasting production and revenue and implementing ERP systems;

•
entering into relationships with one or more third-party design for manufacturing partners and third-party manufacturers and/or expanding our internal manufacturing capabilities;

•
potentially carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

•
expanding and enhancing internal information technology, safety and security systems;

•
establishing or expanding sales, customer service and maintenance and servicing facilities and organizations;

•
conducting demonstrations and customer trials of robotic systems and solutions;

•
entering into agreements with suppliers and service providers; and

•
implementing and enhancing administrative infrastructure, systems and processes.

We may need to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems and solutions. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Further, since December 2021, we have hired a significant number of new employees, including Kiva Allgood, our CEO, in December 2021, and Andrew Hamer, our CFO, in October 2022, and other senior employees, as well as over 100 employees as a result of our acquisition of RE2 in April 2022. Integrating a large number of new employees in a short time can cause disruptions to processes, projects, culture, priorities and a company as a whole. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Further, we face these and other risks as a result of our acquisition of RE2. See “The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.” Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with new leadership and a large number of new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.

In April 2022, we completed our acquisition of RE2, Inc. We believe that RE2's business is complementary to ours, and that both RE2 and Sarcos have benefitted and will benefit from the combination of the two companies. While we have largely integrated RE2 into our business and organization, some integration activities continue. As a result, we continue to be subject to integration risks, such as risks associated with combining two organizations and cultures in two different geographies, integrating certain systems, combining product lines and technologies and achieving the expected benefits of the acquisition. While we believe that both organizations share common values and cultures and that the acquisition will help us expand our product portfolio, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If we are not able to successfully continue to integrate RE2 and achieve the expected benefits of the acquisition while managing the development and commercialization of our products, commercialization of our products could be delayed, which would adversely impact our ability to generate revenue, our overall profitability and our operating performance.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including timely hiring of additional skilled personnel, timing of commercial launch of our robotic systems and solutions, the level of demand for our robotic systems and solutions, the size of our target markets, the performance of our robotic systems and solutions, the utilization of the robot fleet, product pricing, the useable life of the robotic systems and solutions, cost of manufacturing, cost of components and availability of adequate supply, number of systems that will need to be manufactured in each batch, the nature and length of the sales cycle, maintenance and servicing costs and the costs of refurbishing the robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Some of these risks, uncertainties and contingencies that could determine whether actual operating and financial results and business developments will be consistent with our expectations and assumptions include:

•
our ability to successfully continue to integrate RE2 into our business and achieve the expected benefits of the acquisition;

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

•
the timing and cost of each sale;

•
whether customers and their employees will adopt the robotic systems and solutions offered by us;

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

Commercialization of our core systems and solutions may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.

We began production of the initial commercial version of our Guardian XM in September 2022 and production of the initial commercial version of our Guardian XT in December 2022, and we currently expect these systems to be available for delivery to customers beginning in the first half of 2023. We currently expect to begin production of the initial commercial version of our Guardian Sea Class in the second half of 2023, to be available for delivery to customers beginning in the second half of 2023. We have prioritized commercialization of these systems due to our expectations regarding customer demand, product readiness and our efforts to minimize supply chain risks. As a result, although we continue our development efforts with respect to the Guardian XO, we do not believe we will begin production of the initial commercial version of the Guardian XO until sometime after 2023. We continue to experience supply chain challenges, including increases in the cost of and interruptions in the supply or availability of components, parts and materials, including long lead-times. There are significant risks and challenges that could delay our continued development efforts and production of commercial systems and solutions, and therefore delivery to customers could be delayed beyond current expectations, including:

•
The COVID-19 pandemic and general labor shortages of qualified applicants has affected and is likely to continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development, production and commercial launch timelines for our products.

•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Our products are complex and some contain several thousand components. Difficulty securing components and materials has resulted in delays in the development of certain of our products, including the Guardian XO, and could result in further delays in the development and commercialization of our products. Further, such difficulties could result in delays in our ability to manufacture commercial quantities of our products, which delays could be compounded if components or products require redesign or reengineering. Although we actively take steps to manage our supply chain and attempt to order parts, materials and components sufficiently in advance of when they are needed, many parts and components require significant lead-times to acquire or the lead-times vary or are unpredictable and some could take more than 12 months to acquire.

•
Delays in beginning and ramping up production by a third-party contract manufacturer, whether due to delays in the development of our products or otherwise, could delay the availability of our products for customer delivery. For example, design changes in our products would likely delay production, both internally or by a third-party contract manufacturer. We have recently entered into an agreement with a third-party contract manufacturer. We expect that the contract manufacturer will initially help with the production of Guardian XT sub-systems. However, the manufacturing partner will require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until at least the end of 2023.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of production and delivery of commercial systems to customers of the Guardian XM, Guardian XT, Guardian Sea Class and Guardian XO are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflict between Russia and Ukraine, inflation and high interest rates, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Also, if ongoing product testing demonstrates that our systems and solutions have not been designed or assembled to deliver the performance, reliability and/or safety that we expect, production of commercial systems and solutions and therefore delivery to customers may be delayed as we work to address the deficiencies. For example, we continue to re-design and develop the Guardian XO to reduce its weight, increase its safety features and incorporate customer feedback prior to commercial launch while we prioritize the commercialization of the Guardian XM, Guardian XT and Guardian Sea Class, as well as certain solutions. Delays in the commercial production, sale and delivery of our products will result in a commensurate delay in revenue and profitability. As a result, our results of operations and financial condition may be materially and adversely affected. In addition, delays in developing and releasing products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions. If we experience further delays in the commercial release of our products, our results of operations and financial condition would be further adversely affected, perhaps materially.

We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at the prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support the future commercialization of our products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source, for example, if we have developed custom components with a supply partner. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and manufacture systems and solutions in excess of our demand due to minimum order quantity requirements or minimum price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in time to support our production needs, or at all, or at prices or quality levels that are favorable to us. Further, we may not be able to develop satisfactory alternatives to sole-sourced components. Any inability to find satisfactory alternatives to our single- and sole-sourced component suppliers, whether due to bankruptcy of the supplier, a decision to discontinue manufacturing the component or for any other reason, could affect our costs and component availability and have a material adverse effect on our business, prospects, financial condition and operating results.

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. We have experienced and are experiencing significant lead-times, delays, costs and quality issues with the supply of our parts, materials and components. It is unclear how long these challenges will remain. Due to the complexity of our products, each system contains several thousand components. Difficulty securing components and materials has resulted and could continue to result in delays in the development of the Guardian XO and could result in delays in the development of our other products, which delays could be compounded if components or products require redesign or reengineering, as discussed under “Commercialization of our core systems and solutions may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.” Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products or require us to sell products at a loss until we are able to reduce costs, whether through volume production synergies or otherwise, either of which could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain also include:

•
“Buy American” or other similar requirements that may be imposed on government contractors;

•
an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;

•
import or export restrictions on parts, materials and components;

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

Our business is dependent on the continued supply of lithium-ion battery cells. While we have sourced a supplier of such cells, that supplier is a sole-source supplier and is not obligated to provide such cells to us, and in any event may not be able or willing to meet all our requirements, especially as we commercialize our products. Any disruption in the supply of battery cells from such supplier could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased system or solution sales prices. Any attempts to increase prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, business, prospects, financial condition and operating results.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems and solutions at a large scale and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under “Commercialization of our core systems and solutions may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.” A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenue, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans will require us to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows until 2025 at the earliest. Even after achieving positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our robotic systems and solutions on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotics market, means we have limited to no historical data on the demand for our robotic systems and solutions. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the design, testing and launch of commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems and solutions. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

If we cannot raise additional funds when we need or want them, our operations, prospects and financial condition could be materially and adversely affected.

Our core products represent a new product category, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.

Our industrial highly-dexterous mobile robotic systems and solutions, including our core products the Guardian XM, Guardian XT, Guardian Sea Class and Guardian XO, are a new product category in markets that are currently dominated by conventional manual systems and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets (including our estimates of our total addressable market, serviceable addressable market and serviceable obtainable market), pricing (including our analysis of potential customers’ willingness to pay), manufacturing capacity and capabilities and sales cycles (including the timing of achieving commercial sales volumes and associated manufacturing cost synergies) may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with customers to purchase commercial versions of our core systems or solutions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as estimated or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With many of our products still under development, we have limited current customers and no binding orders for the commercial versions of our core systems and solutions, and expected customer trials and discussions with respect to those products may not result in binding orders.

Although we have begun production of the initial commercial versions of the Guardian XM and Guardian XT systems, the initial commercial versions of the Guardian Sea Class and Guardian XO, as well as our initial solution products, are still under development. With the initial commercial versions of core products having recently begun production or still under development, we have limited current development customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-commercial systems with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of certain of our systems and solutions. Although we have engaged in dialogue with potential customers about their interest in these core products, expected customer trials and discussions may not result in binding purchase orders. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems. As such, customer testing may take longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems and solutions, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of manufacturing and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders for our core products, our business, prospects, financial condition and operating results would be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

The benefits to customers and projected return on investment of our products have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems and solutions upon which our business prospects depend, and our products may not provide the expected benefits to customers. Our robotic systems and solutions may not perform consistent with customers’ expectations or consistent with other robotics products which may become available. Any failure of our robotic systems and solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, order cancellation, harm to our brand, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the robotics market could, by association, have a negative impact on perception and customer demand for our robotic systems and solutions.

We may fail to attract or retain customers at sufficient rates or at all.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with customers to purchase commercial versions of our products. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products or purchase our products in large volumes. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional systems and solutions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract new customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional systems for many reasons, including difficulties by employees in using the products, insufficient use by customers of robotic systems and solutions, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

Even if we successfully market our products, the purchase, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems and solutions with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market our products to customers, the purchase, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the systems and solutions, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions and workplace injuries resulting from use of the products, among others. We spend significant time and resources on pre-commercial systems of our products for customer testing and expect to continue customer testing with our commercial systems and solutions. If the employees of our customers resist adoption of our robotic systems and solutions, our business, prospects, financial condition and operating results will be materially and adversely affected.

We have decided to focus on a standard product sales model for our robotic systems and solutions.

Based on feedback from development customers and potential commercial customers, we have decided to focus on a standard product sales model for our robotic systems and solutions instead of the RaaS model we previously expected to pursue. The standard sales model has the benefit of reducing our capital requirements since we do not need to wait to recover our production costs over many months or years of RaaS subscription payments. As a result, we expect that our capital requirements will be reduced and that we can manufacture our systems and solutions in a more capital efficient manner. However, we had expected the RaaS model to be attractive to customers due to a variety of factors, such as lower upfront costs to acquire and use our products. If customers ultimately do not favor the standard product sales model, we would have to readjust our business model, which could result in increased capital requirements to support a RaaS or other model, delays in customer purchases of our systems and solutions and other consequences that could have a material adverse effect on our business, reputation, results of operations and financial condition.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of models for the foreseeable future. Although we expanded our product offering through the acquisition of RE2 and its products, we expect that our revenue will still be concentrated in a relatively limited number of models for the foreseeable future, and we will need to continue to develop our systems and solutions and expand the customer base for these products to diversify our revenue and customers. To the extent our products do not meet customer expectations, or cannot be completed or manufactured on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of models, both before and after we begin commercial sales of our Guardian systems and solutions, to the extent a particular model is not well-received by the market, our sales volumes and revenue would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to commence production of an initial commercial version of one of our systems or solutions, we need to complete our development efforts with respect to such initial commercial product. Even after introduction of a commercial version of a product, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Although we have begun production of the initial commercial versions of our Guardian XM and Guardian XT systems and expect to begin production of the initial commercial version of the Guardian

Sea Class by the second half of 2023, our other core systems and solutions and various other products are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our core or future products at all or within our currently expected timelines.

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

We have managed and expect to continue to manage our product development efforts through the development of pre-commercial systems and solutions, such as alpha and beta systems, for testing and evaluation, though we also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced, are experiencing and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors’ products. Even if we are able to successfully develop our products when anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors' products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions (such as industrial automation) or competitors' products that utilize similar technology to ours (such as artificial intelligence) in a more effective way. Although we believe that by seeking to augment, rather than replace, humans for jobs that cannot be or are not practical to be automated, our products will be superior to the artificial intelligence and industrial automation products currently available, we cannot be sure that alternative technologies or improvements to artificial intelligence, industrial automation or other technologies, processes or industries will not match or exceed the benefits of our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems and solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to new or changing technologies. While we plan to upgrade and adapt our robotic systems and solutions as we or others develop new technology, our robotic systems and solutions may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our systems and solutions.

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

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system or solution, unanticipated use of our robotic system, user errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our systems and solutions, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our products. In each case, we conducted investigations to identify the cause or causes of each incident and, when appropriate, implemented changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Operators of the Guardian XO will be wearing the system while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the systems and solutions, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service and warehouses for the Guardian XO and hazardous environments and at-height for the Guardian XM and Guardian XT, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design defects, glitches, malfunctions or connectivity issues between the central processing unit and the robotic system or solution are discovered during or after the production of pre-commercial and/or commercial systems and solutions, we will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of commercial systems and solutions may not occur and/or resume.

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

Our products incorporate sophisticated computer software and firmware. Complex software and firmware frequently contain errors, especially when first introduced. Our software and/or firmware may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the operator could experience serious injury or even death. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of death or injury. Customers and operators also may fail to install updates and fixes to the software for several reasons including poor connectivity, inattention or failure to regularly dock our products. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue.

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

Even if our products perform properly and are used as intended, if users sustain any injuries while operating our products or if users injure others while operating our products, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. For example, we are developing the Guardian XT system as an augmented or mixed reality-enabled highly-dexterous teleoperated robotic system to perform intricate and even dangerous tasks. We expect that users will control the system at a distance by utilizing augmented reality teleoperation. While we expect to develop training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If users were to sustain injuries or cause damage to property while operating our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We have no experience maintaining or servicing our products at a large scale.

We may agree to cover maintenance and servicing of the systems and solutions purchased by our customers. However, we have no experience providing maintenance and servicing at a large scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance on our products, but we may not be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our robotic systems and solutions. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we may be required to provide such services directly, which could significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services. Delays in implementing a maintenance and servicing infrastructure may significantly delay sales of our products if customers are unwilling to purchase products with limited maintenance and servicing capacity.

In addition, our service and maintenance arrangements may not adequately address the service and maintenance requirements of our customers to their satisfaction, and we and our servicing partners may not have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems and solutions we deliver increases. Even if we and our servicing partners have the resources and experience needed, we and our servicing partners still may not adequately service or maintain the systems and solutions. If we are unable to, directly or through third-party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our robotic systems and solutions. Customer behavior and usage may result in higher-than-expected maintenance and repair costs or warranty claims.

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

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. Over time, we intend to largely outsource the manufacturing of our robotic systems and solutions to third-party manufacturing partners, which would reduce our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our systems and solutions, or our flexibility to respond to changing conditions. In addition, engaging third-party manufacturers involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. While we currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023, we have entered into an agreement and begun initial engagement activities with a contract manufacturing partner.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our systems and solutions. While this allows us to draw from such third parties’ industry knowledge and expertise, such systems and components may not be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

The continued development and manufacturing of our products are and will be subject to risks, including with respect to:

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

•
long- and short-term durability of our robotic systems and solutions to withstand day-to-day wear and tear;

•
delays in delivery of final systems and components by our suppliers;

•
manufacturing of robotic systems and solutions in excess of demand due to contractual requirements or unexpected changes in demand;

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

Although some members of our management have public company experience, our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our executive officers as a group have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. Although we have hired personnel experienced in managing and addressing the obligations of a publicly-traded company, we will likely need to continue to recruit and hire additional persons in order to handle the increased demands of running a public company, but our efforts may not be successful. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly-traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

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

The COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions and delays in our supply chain, as discussed under “We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at the prices and volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.” Depending upon the duration of the ongoing effects of the COVID-19 pandemic, which may linger for some time even if significant health risks abate, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic and its ongoing impacts on our supply chain and business activities may prove to be inadequate, and we may be unable to operate in the manner necessary to avoid interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, pre-COVID-19 supply chain, economic and business conditions may not ever return.

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

We intend to transition from a manufacturing model in which we primarily manufacture and assemble our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may incur delays, lost revenue and increased costs. Our future third-party manufacturers may not be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems and solutions. Even if we and our third-party manufacturers are successful in developing high-volume production capability and processes and reliably sourcing components, we may not be able to avoid significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meet our product commercialization schedules or satisfy customer requirements.

We have recently entered into an agreement with a third-party contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing requires significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. We currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 systems, depending on the mix. However, we do not believe that will use all of that capacity in 2023.

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

Additionally, if any of our future third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer requirements, we could be required to recall the systems and solutions or cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers.

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

If we are unable to successfully outsource a significant portion of our production to third-party manufacturers on acceptable terms, we will need to rely on our own manufacturing capacity and may need to develop additional manufacturing and production facilities and capabilities, which would significantly increase our capital expenditures, would likely delay production of our robotic systems and solutions. and may not be feasible. If this were to occur, we would need to raise or borrow additional money, which may not be available on terms acceptable to us or at all, and possibly change our product pricing expectations, which could adversely affect our margins and cash flows. We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volumes.

Any failure to develop production processes and capabilities within our projected costs and timelines, whether in partnership with a third-party contract manufacturer or internally or a combination of the two, could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Further, some of our products have been designed to meet the specific use-cases of a particular customer. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We may not be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our products and influenced their design ultimately do not enter into binding commitments to purchase our products, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and solutions and other products, establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems and solutions and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Some of the factors that may lead to cost increases are outside of our control, such as national or global geopolitical and economic conditions, including inflation or increases in interest rates. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic systems and solutions, and we expect that the cost to repair and service our robotic systems and solutions will increase over time as our robotic systems and solutions age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems and solutions to meet projected performance metrics and identify and investigate new areas of demand and successfully market our robotic systems and solutions, but also on our ability to sell our robotic systems and solutions at prices needed to achieve sufficient margins and control our costs, including the risks and costs associated with any maintenance and service obligations that we may undertake and warranty obligations. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems and solutions in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We and our suppliers and any manufacturing partners may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our suppliers and any manufacturing partners may rely on complex machinery for the production and assembly of our robotic systems and solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components or machines may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, prospects, financial condition and operating results.

We face risks related to natural disasters, health epidemics and other calamities, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics and other calamities and force majeure events. See "Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results." Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, as well as adversely affect our ability to provide services.

We currently target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure binding commitments from these or other businesses or we may be unable to generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large businesses or if these businesses develop or acquire competitive technology, it will have an adverse effect on our business, which could be material.

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

We believe we are developing a new category of industrial robotic systems and solutions that augment, rather than replace, humans. In many cases, our primary competition will be traditional modes of human labor, sometimes assisted with material handling products such as overhead cranes, forklifts and pallet jacks. To overcome potential resistance to innovation and the adoption of new products and ways of working, we must demonstrate to customers the value proposition of our products, including increased productivity, reduced costly occupational injuries and broadening the pool of available employees by equalizing workers’ physical capabilities to include older and less physically strong workers.

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

The following is a breakdown of the competitive landscape for our core systems and solutions:

•
Our Guardian XM and Guardian XT systems face a varied competitive landscape that includes collaborative robotics companies, such as Kuka, Fanuc, Doosan Robotics and Universal Robotics, as well as automation companies like Teradyne, ABB Robotics, Siasun Robot & Automation, Berkshire Grey, Ready Robotics and OMRON.
•
Our Guardian Sea Class competes with robotic arm manipulator companies like Deep Trekker, Nauticus Robotics, Reach Robotics and QYSEA that provide manipulators and grippers for light and working-class ROVs.
•
Our Guardian XO competes with robotics and automation solutions that help workers with heavy materials handling, heavy lift-and-transport-assist and overhead assembly type jobs. Principal competitors include Hyundai and Daewoo, who have previously shown powered exoskeleton prototype units, and companies like Cyberdyne, Samsung, Ekso Bionics, Ottobock, Lockheed Martin, SuitX and Levitate who currently sell powered, partial-body exoskeletons or passively-powered, partial-body variants.
•
Our vegetation management solution competes indirectly with general purpose mechanical brush clearing solutions like the Mini-Jaraff by Jarraff Industries and the Kershaw SkyTrim product by Progress Rail and modified lift trucks, such as the BIK Boom Truck and Sennebogen, that are marketed for vegetation management.
•
We believe our PV panel installation solution will compete with products under development by AES and Bailey Crane. AES, a large utility company, announced in 2021 it was developing an autonomous solar module installation point-solution. Bailey Crane has announced that it is developing a solar panel installation robot that could compete with our solution.
•
Our baggage-handling solution competes with AMR and automated guided vehicle (AGV) products designed for baggage-handling by companies, such as Vanderlande, Addverb Technologies, Alstef Group, Siemens and Lloyd W. Aubry Company, and baggage-loader/unloader systems, such as those provided by Beumer Group and BBHS.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete or may compete with companies that develop artificial intelligence and industrial automation solutions, such as those offered by Hyundai-Boston Dynamics, Grey Matter, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Fanuc, Neurala, Ready Robotics, Rethink Robotics and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems and solutions in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments.

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture robotic systems and solutions, increase production capacity and establish or expand design, research and development, production, sales and service facilities fluctuates. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems and solutions or introduce existing robotic systems and solutions to new markets for the first time, as product sales mix varies and as our product development contract revenue fluctuates. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, as well as result in litigation, regulatory action or other risks.

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

Old Sarcos identified certain accounting errors related to its financial statements. As a result, Old Sarcos management concluded that a material weakness existed in its internal control over financial reporting related to the identification and review of technical issues associated with certain unique, unusual and nonstandard transactions within Old Sarcos’ equity process. As a result of this material weakness, management concluded that its internal control over financial reporting was not effective as of December 31, 2020 and 2021. Management has implemented new measures designed to remediate the previously identified material weakness and has completed the testing necessary to conclude that the material weakness has been remediated as of June 30, 2022.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, Rotor’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the previously issued audited balance sheet as of January 20, 2021 (the “Restatement”). As part of such process, Rotor identified a material weakness in its internal control over financial reporting. As of December 31, 2021, management determined that this material weakness was remediated as the previously issued financial statements were restated and management is now accounting for the Private Placement Warrants in accordance with the SEC Statement.

As a result of these prior material weaknesses, the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes, which may include claims invoking U.S. federal and state securities laws, contractual claims or other claims.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We have been integrating our finance and accounting systems following our acquisition of RE2 to a common enterprise system, and a delay or other issues with the integration could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company have increased and may continue to increase our legal and compliance costs, and such costs may be greater than expected.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See "If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, as well as result in litigation, regulatory action or other risks."

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, as discussed in this Report, we recently determined that all of our goodwill, which was the result of our acquisition of RE2, was impaired. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $34.1 million and $17.5 million during 2022 and 2021, respectively. We currently expect research and development expenses to decrease slightly during 2023 as we continue to develop and refine our existing products and develop new products and software, though these expenses may increase in the long term. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

We are subject to evolving laws, regulations, standards, policies and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business, prospects, financial condition and operating results.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA created obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence on July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which went into effect January 1, 2023, Colorado has enacted the Colorado Privacy Act, which takes effect on July 1, 2023, Utah has enacted the Utah Consumer Privacy Act, which will go into effect on December 31, 2023, and Connecticut has enacted An Act Concerning Personal Data Privacy and Online Monitoring, which will go into effect on July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. These laws in Virginia, Colorado, Utah, and Connecticut share similarities with the CCPA, CPRA, and legislation proposed in other states. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our systems; and (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our systems. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our product services and functionality to log information about each system’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our system maintenance costs and costs associated with data processing and handling, and harm our business prospects.

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

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our systems and solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition, unavailability, modification, disclosure or other processing of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators or others or result in claims, regulatory investigations and proceedings and significant legal, regulatory and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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

As a government contractor or subcontractor, we must comply with laws, regulations and contractual provisions relating to the formation, administration and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. U.S. governmental agencies, such as the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. In addition, as a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling our products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

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

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, intermediaries, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third-parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, our employees, business partners, third-party intermediaries, representatives and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any allegations or violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our products and technology are subject to compliance with any applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our robotic systems and solutions and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of certain of our products may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our robotic systems and solutions, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our robotic systems and solutions, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our robotic systems and solutions to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our robotic systems and solutions, as well as our decreased ability to export or market our robotic systems and solutions to potential customers. Any decreased use of our robotic systems and solutions or limitation on our ability to export or market our robotic systems and solutions would likely adversely affect our business, prospects, financial condition and operating results.

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

Environmental costs and regulation, including in relation to climate change, could adversely affect our future earnings as well as the affordability of our products and services.

We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. We may become subject to various lawsuits, proceedings and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. These costs may increase significantly because of future acquisitions, the regulation of new substances, stricter remediation standards for existing regulated substances, changes in the interpretation or enforcement of existing laws and regulations or the discovery of previously unknown or more extensive contamination or new contaminants, which could adversely affect our business, results of operations or financial results.

In addition, future regulations in response to global climate change may affect us, our suppliers, and our customers. Such regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. Future climate change regulations could result in decreased demand for our products. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or cost, including penalties or the suspension of production. Present and future regulations may also:

•
restrict our ability to expand facilities;
•
restrict our ability to ship certain products;
•
require us to modify our operations logistics;
•
require us to acquire costly equipment; or
•
require us to incur other significant costs and expenses.

In addition to incurring direct costs to implement any climate-change related laws, regulations or policies, we may see indirect costs rise, such as increased energy or material costs, as a result of policies affecting other sectors of the economy. Although most of these increased costs likely would be recoverable through pricing, to the extent that the increase in our costs as a result of these policies are greater than our competitors we may be less competitive on future bids or the total increased cost in our products and services could result in lower demand from our customers. We cannot accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.

Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.

Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB was closed and placed in receivership. Subsequently, additional financial institutions have been placed into receivership. We did not hold cash deposits or other accounts with SVB and did not, and as of the date of this Report do not, otherwise have a direct business relationship with SVB or similarly situation financial institutions. The bulk of our financial assets, including our cash and investments in U.S. government securities, are held and managed within Bank of America and its affiliates (including Merrill Lynch). However, companies that did have a business relationship with SVB faced:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
loss of access to existing revolving credit facilities or other working capital sources or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
potential or actual breach of obligations, including U.S. federal and state wage laws and contracts that required them to maintain letters of credit or other credit support arrangements; and
•
termination of cash management arrangements or delays in accessing or actual loss of funds subject to cash management arrangements.

As a result of U.S. government intervention, account holders subsequently regained access to their accounts, including the uninsured portion of deposit accounts. However, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB and similarly situated financial institutions may be unable to access such sources of liquidity. There is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements, including customers and suppliers, may be unable to satisfy their obligations to us or enter into new commercial arrangements with us.

Any of these risks could materially impact our operating results, liquidity, financial condition and prospects.

Risks Related to Our Technology and Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development. For more information, see "Business - Intellectual Property" in this Report.

Patent positions covering robotic systems and solutions and human-augmented robotic systems and solutions (e.g., wearable humanoid or exoskeleton robotic systems) inventions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable or for which we decide not to seek a patent by entering into confidentiality and intellectual property assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants or service providers may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

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

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.4% of our Common Stock outstanding as of December 31, 2022, a portion of which remains subject to lock-up obligations under our Bylaws and under lock-up agreements entered into with us (the “Old Sarcos Lock-up Agreements”).

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

1.
twenty percent (20%) of the Common Stock became transferable at the close of business on March 23, 2022; and
2.
the remaining eighty percent (80%) of the Common Stock may only be transferred beginning upon the earlier to occur of (a) such time as we or any of our subsidiaries have delivered to one or more customers at least 20 Guardian XO and/or Guardian XT and/or Sapien (Sapien products were acquired in the RE2 acquisition and have generally been rebranded as Guardian products) commercial systems, but in no event prior to the close of business on September 24, 2022 and (b) the close of business on September 24, 2023.

As of September 24, 2022, the lock-up periods under the Old Sarcos Lock-up Agreements and the Bylaws applicable to Common Stock issued from the exchange or conversion of shares of Old Sarcos preferred stock or warrants have fully expired.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.2% of our Common Stock outstanding as of December 31, 2022. The applicable lock-up periods for the Common Stock held by the Rotor Restricted Stockholders have expired and such Common Stock is freely tradable.

On April 25, 2022, we issued 10.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 7.0% of our Common Stock outstanding as of December 31, 2022, /and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 7.0 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

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

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.3% of our Common Stock outstanding as of December 31, 2022. These shares are not subject to any lock-up or transfer restrictions.

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

•
our ability to market, sell, manufacture and deliver our products on a timely basis;

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

•
failure to comply with Nasdaq listing requirements (see “Our Common Stock may be delisted from The Nasdaq Global Market if we cannot satisfy Nasdaq’s continued listing requirements.”);

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

Our Common Stock may be delisted from The Nasdaq Global Market if we cannot satisfy Nasdaq’s continued listing requirements.

Our listing on the Nasdaq Global Market is contingent upon meeting all the continued listing requirements of the Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. On January 23, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market.

The deficiency notice has no immediate effect on the listing of our Common Stock on The Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days by July 22, 2023, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing. If we do not regain compliance by July 22, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect (and meet the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market, unless it does not appear to Nasdaq that it is possible for us to cure the deficiency. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the bid price deficiency during the second compliance period. If it does not appear to Nasdaq that it is possible for us to cure the deficiency, or if we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that such appeal would be successful.

We intend to monitor the closing bid price of our Common Stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. While we plan to review all available options, we may not be able to regain compliance with the Minimum Bid Price Requirement or otherwise be in compliance with other Nasdaq listing criteria. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock, impairing your ability to sell or purchase shares of our Common Stock when you wish to do so, and could result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not be sufficient to allow the Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of December 31, 2022, we had outstanding Public Warrants to purchase approximately 13,831,262 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 6,718,191 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

Investors may find our Common Stock or Public Warrants less attractive because we rely on these exemptions and may continue to rely on them to the extent they remain available to us. If some investors find our Common Stock or Public Warrants less attractive as a result of these exemptions and reduced disclosure as an emerging growth company, there may be a less active trading market for and/or more price volatility with respect to our Common Stock or Public Warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary corporate and manufacturing facility is located in Salt Lake City, Utah consisting of approximately 61,000 square feet of leased space. The lease expires in May 2033 and has two options to extend the lease for three-year periods. In addition to our location in Salt Lake City, Utah, we have facilities in Pittsburgh, Pennsylvania consisting of approximately 52,000 square feet of leased space. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are traded on The Nasdaq Stock Market under the symbols “STRC” and “STRCW,” respectively.

Holders

As of March 1, 2023, there were 275 stockholders of record of our Common Stock and 31 holders of record of our warrants.

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

Recent Sales of Unregistered Securities

None.

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

Overview

We are a technology leader in the design, development and manufacture of advanced robotic systems and solutions that redefine human possibilities. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. Our robotic systems are designed to augment and increase human productivity, rather than replace humans, by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines.

Our core systems consist of the Guardian XM, Guardian XT and Guardian Sea Class teleoperated/semi-autonomous systems and the Guardian XO exoskeleton. We adapt these core systems for specific use-cases based on the capabilities and characteristics of each system to create solutions. We may also combine aspects of multiple systems or create a specific system for a particular solution.

Based on feedback from our development customers and potential commercial customers, we have decided to offer our systems and solutions primarily through a sales business model where the customer purchases a system or solution for a one-time, upfront amount. We also plan to offer software upgrades and additional capabilities and to offer for sale add-on hardware components (such as additional interchangeable end-effectors).

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

The Business Combination was accounted for as a reverse capitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Rotor is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Old Sarcos with the Business Combination being treated as the equivalent of Old Sarcos issuing stock for the net assets of Rotor, accompanied by a recapitalization. The net assets of Old Sarcos and Rotor are stated at historical cost, with no goodwill or other intangible assets recorded. Financial statement information, including results of operations prior to the Business Combination are those of Old Sarcos.

Response to COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and may continue to have an adverse impact on the economies and financial markets of many countries, including the geographies in which Sarcos operates.

We took several actions in response to the COVID-19 pandemic that resulted in significant disruptions to how we operate our business. Our customers and partners adopted similar policies. These actions and policies of ours and our customers and partners are evolving as laws, regulations and recommendations evolve. Although many of these measures are no longer in effect, we have experienced, and may continue to experience, an adverse impact on certain parts of our business as a result of measures to mitigate the COVID-19 pandemic and their resulting economic effects. Further, discontinued measures could be reinstituted, for example as a result of government requirements or in response to new variants of COVID-19.

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

Development, Testing and Commercial Launch of our Core Products

We expect that revenue from the commercial launch of three of our core products, the Guardian XT, Guardian XM and Guardian Sea Class, will determine our near-term financial success. We began initial production of commercial units of the Guardian XM during September 2022 and initial production of commercial units of the Guardian XT during December 2022. We expect that we will have units of both of these systems available for delivery to customers in the first half of 2023. In large part due to significant supply chain disruptions that have limited our supply of parts common to both the Guardian XO and Guardian XT and certain parts pertaining to the Guardian XO, we have prioritized the commercialization of the Guardian XT and Guardian XM and delayed the commercial launch of the Guardian XO. We chose to prioritize the Guardian XT and Guardian XM as we were closer to completing development of commercial units for those products and initial demand for those products appears strong, and our ongoing re-design of the Guardian XO in order to decrease its weight and integrate customer feedback will require additional time to complete. Timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part I Item 1A Risk Factors “Risks Related to Our Business and Industry.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development, testing and manufacturing requirements of our products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture, sell and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next 12 months, we expect to seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Any delays in the successful completion of the commercialization of our Guardian XT, Guardian XM, Guardian Sea Class and Guardian XO products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

Acquisition and Integration of RE2

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities for use in any environment. At closing, we paid approximately $30 million in cash, net of cash acquired, issued approximately 10.8 million shares of Common Stock and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of Common Stock. The results presented and discussed below include the activity for RE2 from the acquisition date through December 31, 2022. Our results do not include RE2’s financial information prior to the acquisition.

Customer Demand

Although our Guardian XT and Guardian XM units are not yet commercially available and we have only recently begun production of commercial units in limited quantities, we have received interest from potential customers that have tested or witnessed demonstrations of our pre-commercial units. However, because our robotic systems represent a new product category in markets that currently rely generally on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Manufacturing of Our Products

To the extent we obtain commercial orders for our products, we will need to manufacture and deliver them to our customers. We have recently entered into an agreement with a third-party contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. We currently do not anticipate high-volume production by a contract manufacturing partner to be in place until at least the end of 2023. We expect that this contract manufacturing partner will initially focus on helping us produce sub-systems for the Guardian XT. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 systems, depending on the mix. However, we do not believe that we will use all of that capacity in 2023. For additional information around the risks associated with contract manufacturing see Part I Item 1A Risk Factors “Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.”

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

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, rising interest rates, oil prices, unemployment rates, the war in Ukraine, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop, sell and manufacture our products. Among other things, these and similar factors can affect our supply chain, our ability to hire qualified personnel, our labor and materials costs, the prices we charge for our products and the budgets of our customers and their expected return-on-investment from the purchase of or subscription for our products. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 14, Segment Information, in the accompanying consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenue, net

We derive our revenue from two sources. First, we enter into research and development agreements primarily relating to the commercialization of our products. Second, we sell our products and related parts and repair services. Product development contract revenue consists of revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Product revenue primarily consists of sales of the Company’s products.

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of our robotics systems and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic systems. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, we will recognize losses at the contract level in earnings in the period in which they are incurred.

Product Revenue

Product revenue relates to sales of our products, and certain miscellaneous parts, accessories and repair services. We provide a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Operating Expenses

Cost of Revenue

Our cost of revenue consists of direct and overhead expenses related to either the sale of our products or our product development contract revenue. Direct expenses include direct labor used in the production of a product or in our product development contracts, benefits expense associated with direct labor and materials directly tied to our product sale or product development contracts. Overhead expenses include allocable supervisory labor, benefits expense associated with supervisory labor, allocation of facilities expense including rent and utilities and allocation of IT labor support and equipment. Overhead expenses not allocated to cost of revenue are expensed across research and development, general and administrative and sales and marketing expenses, as applicable.

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

General and Administrative

Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people success and other administrative teams, as well as certain executives. In addition, general and administrative expenses include insurance, public company compliance related costs, including outside legal and accounting expenses, other professional fees, facilities and IT expense not allocated to other operating expense categories, and related overhead expense.

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

We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of the commercial launch of our products and their reception by the market. As our product sales grow, we expect that sales and marketing expenses will increase in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Intangible Amortization Expense

Amortization of intangible assets primarily consists of amortization of identified finite-lived trade name and trademarks, developed technology, and customer relationship assets that were allocated a portion of the purchase price from the acquisition of RE2. These costs are amortized on a straight-line basis over 5 to 9 year useful lives and, as a result, amortization expense on these assets is expected to increase slightly next year and then remain stable over the coming years.

Goodwill Impairment

Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. All of our goodwill was recognized from the acquisition of RE2. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

We currently operate as a single reporting unit. When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. During the fourth quarter of 2022, due to the sustained decreases in our publicly quoted share price and market capitalization, we performed a quantitative goodwill impairment test. Based on the results of the quantitative goodwill impairment assessment we concluded that the carrying value of the single reporting unit exceeded its fair value and that our goodwill was fully impaired as of December 31, 2022. We recorded a $70.2 million non-cash goodwill impairment charge during the twelve months ended December 31, 2022.

Other Income (Loss)

Interest Income (Expense), net

Interest income consists primarily of interest received or earned on our cash and marketable securities balances. Portions of our cash resided in money market investments and in U.S. Treasury securities at various points during the year. Interest expense is primarily due to interest paid on leased equipment used for our software platforms.

Gain (Loss) Warrant Liability

Gain (loss) on warrant liability consists of the change in fair value of the private placement warrants we assumed as part of the Business Combination.

Gain on Forgiveness of Notes Payable

Gain on forgiveness of notes payable consists of gains recognized as a result of the forgiveness of our loans received under the Paycheck Protection Program (“PPP”).

Other Income, net

Other income, net consists primarily of other miscellaneous non-operating items such as proceeds from the CARES Act employee retention credit.

Income Tax Benefit (Expense)

Income taxes consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. The deferred income taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Results of Operations

The discussion below regarding our results of operations for the twelve months ended December 31, 2022, includes the financial results of RE2 beginning on the acquisition date of April 25, 2022 through December 31, 2022. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Year Ended December 31, 2022, and 2021

Revenue, net

The following table presents our revenue for the twelve months ended December 31, 2022 and 2021:

	Year Ended December 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Product Development Contract Revenue	$14,239	$3,584	$10,655	297%
Product Revenue	330	1,491	(1,161)	(78)%
Revenue, net	$14,569	$5,075	$9,494	187%

Revenue increased by $9.5 million, or 187%, from $5.1 million in the twelve months ended December 31, 2021, to $14.6 million in the twelve months ended December 31, 2022, as explained below.

Product Development Contract Revenue

Revenue derived from product development contracts increased by $10.7 million, or 297%, from $3.6 million for the twelve months ended December 31, 2021 to $14.2 million for the twelve months ended December 31, 2022. The increase was primarily due to revenue recognized by RE2 from the acquisition date through December 31, 2022 pertaining to ongoing product development contracts. We expect future revenue from product development contracts to increase on a year over year basis due to the inclusion of RE2 product development contract revenue for the full year and as we bring on additional development contracts that support our commercialization efforts. As we focus on initial commercial product sales of our core product portfolio, our product development contract revenue will decrease as a percentage of total revenue.

Product Revenue

Revenue derived from product sales decreased by $1.2 million, or 78%, from $1.5 million for the twelve months ended December 31, 2021 to $0.3 million for the twelve months ended December 31, 2022. The decrease was a result of reduced sales of our legacy products to focus on the commercialization of our core product portfolio.

Operating Expenses

The following table presents our operating expenses for the twelve months ended December 31, 2022 and 2021:

	Year Ended December 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Operating expenses:
Cost of revenue	$11,614	$3,867	$7,747	200%
Research and development	34,144	17,516	16,628	95%
General and administrative	63,480	58,059	5,421	9%
Sales and marketing	9,949	6,624	3,325	50%
Intangible amortization expense	2,184	—	2,184	*NM
Goodwill impairment	70,236	—	70,236	*NM
Total operating expenses	$191,607	$86,066	$105,541	123%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $7.7 million, or 200%, from $3.9 million for the twelve months ended December 31, 2021, to $11.6 million for the twelve months ended December 31, 2022. Cost of revenue increased significantly mainly due to the increase in revenue from the inclusion of RE2's product development contract revenue and the costs associated with that revenue beginning April 25, 2022.

Research and Development

Research and development expenses increased by $16.6 million, or 95%, from $17.5 million for the twelve months ended December 31, 2021, to $34.1 million for the twelve months ended December 31, 2022. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and third-party service provider costs as we focused on the development and commercialization of our Guardian XT, Guardian XM, Guardian Sea Class and Guardian XO products. We expect research and development expenses to decrease slightly during 2023 on a year-over-year basis as we continue to develop and refine our existing products and further enhance our efforts on our future products and software.

General and Administrative

General and administrative expenses increased by $5.4 million, or 9%, from $58.1 million for the twelve months ended December 31, 2021, to $63.5 million for the twelve months ended December 31, 2022. General and administrative expenses increased due to increased legal expenses, business insurance expenses, increased headcount (due in part to the acquisition of RE2) and related expenses. With the exception of stock-based compensation expense, we expect our general and administrative expenses to increase slightly during 2023 on a year-over-year basis as we work on our commercialization pathway and maintain public-company compliance requirements, but to decrease as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $3.3 million, or 50%, from $6.6 million for the twelve months ended December 31, 2021, to $9.9 million for the twelve months ended December 31, 2022. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services, and increased headcount expenses, including increased stock-based compensation expense and increased expenses related to additional headcount due in part to our RE2 acquisition. We expect our sales and marketing expenses to increase during 2023 on a year-over-year basis as our revenue increases.

Intangible Amortization Expense

Intangible amortization expenses increased by $2.2 million, from $0.0 million for the twelve months ended December 31, 2021, to $2.2 million for the twelve months ended December 31, 2022. The increase in intangible amortization expense is due to the recognition of amortization expenses for the identified intangible assets recorded as part of the RE2 acquisition.

Goodwill Impairment

We fully impaired our goodwill and recorded a non-cash goodwill impairment of $70.2 million for the twelve months ended December 31, 2022 compared to no impairment for the twelve months ended December 31, 2021. The non-cash goodwill impairment was primarily driven by the sustained decrease in the Company’s publicly quoted share price and market capitalization.

Other Income (Loss)

The following table presents other income (loss) for the twelve months ended December 31, 2022 and 2021:

	Year Ended December 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Other income (loss)
Interest income (expense), net	$1,831	$(34)	$1,865	(5,485)%
Gain (loss) on warrant liability	13,442	(4,927)	18,369	(373)%
Gain on forgiveness of notes payable	—	4,394	(4,394)	(100)%
Other income, net	743	51	692	1,357%
Total other income (loss)	$16,016	$(516)	$16,532	(3,204)%

Other income was $16.0 million for the twelve months ended December 31, 2022, as compared to other loss of $0.5 million for the twelve months ended December 31, 2021, as a result of the increase in unrealized mark-to-market gain on our outstanding private placement warrants and increased interest income, partially offset by the gain on forgiveness of notes payable recorded in the prior year period in connection with the forgiveness of our PPP loans.

Income Tax Benefit (Expense)

Income tax benefit increased to $3.9 million for the twelve months ended December 31, 2022, compared to $0.0 million in income tax expense for the twelve months ended December 31, 2021. The income tax benefit recorded during the twelve months ended December 31, 2022 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the period. The future reversal of the net deferred tax liabilities is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, Old Sarcos financed its operations through private placements of redeemable convertible preferred stock, from the limited sale of Guardian S units and other commercially available products and by providing product development contract services and as a subcontractor for prime contractors working with the U.S. Department of Defense.

Upon the closing of the Business Combination, we retained approximately $228.8 million in cash proceeds, net of fees and expenses related to the Business Combination, including $220 million from the PIPE Financing.

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of December 31, 2022, we had $114.5 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this report; however, we may need to secure additional financing prior to achieving positive operating cash flows, which we do not expect to occur until 2025 at the earliest.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. Any delays in the successful completion of the commercialization of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

In addition, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. We are satisfied with our liquidity and currently have no plans to do an equity financing in 2023. We will continue monitoring our liquidity, financial and business results and outlook and market conditions, and could change our plans if we determine it to be necessary or advisable. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

As of December 31, 2022, our total minimum lease payments are $17.2 million, of which $1.5 million are due in the next 12 months. Additionally, as of December 31, 2022, we had unconditional purchase commitments of $36.0 million, of which $8.0 million is due in the next twelve months. For detail regarding our lease obligations and unconditional purchase commitments refer to Note 4 Leases and Note 13, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,		2022 vs. 2021 Change
(In thousands)	2022	2021	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(65,391)	$(42,103)	$(23,288)	55%
Net cash used in investing activities	(109,045)	(4,688)	(104,357)	2,226%
Net cash (used in) provided by financing activities	(7,519)	230,241	(237,760)	(103)%
Net (decrease) increase in cash and cash equivalents	$(181,955)	$183,450	$(365,405)	(199)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the twelve months ended December 31, 2022, increased by $23.3 million to $65.4 million from $42.1 million during the same period in 2021. The increase to net cash used in operating activities was primarily attributable to a $75.6 million increase to net loss, an $18.4 million increase to gains on warrant liability revaluation and a $7.5 million decrease in stock-based compensation, partially offset by goodwill impairment of $70.2 million and $6.0 million of other non-cash expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities decreased by $2.0 million, driven mainly by decreases prepaid expenses, partially offset by decreases in accrued liabilities and other non-current liabilities and increases in inventory and billed and unbilled receivables.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by $104.4 million. The increase in cash used in investing activities is due to the purchase of marketable securities during the twelve months ended December 31, 2022 of $77.9 million, net of maturities, and $29.7 million of net cash used as part of the purchase consideration for the RE2 acquisition.

Net Cash (Used In) Provided by Financing Activities

Our overall cash provided by financing activities decreased by $237.8 million. The decrease was due mainly to the cash proceeds from the Business Combination and PIPE Financing of approximately $228.8 million, net of expenses and fees, which was completed during the third quarter of 2021 and $2.0 million of proceeds from loans received under the PPP for the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, $8.1 million was used to repurchase shares of common stock that were withheld for payment of tax withholding obligations upon the vesting of equity awards, partially offset by proceeds from the exercise of stock options.

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

Revenue Recognition

We recognize revenue from the sale of our robotic systems and from contractual arrangements to perform product development contract services that are fully funded by our customers. We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue from product development contracts is recognized over time as products and services are provided. For fixed priced contracts we measure progress toward satisfaction of performance obligations using costs incurred to date relative to total estimated costs (“cost-to-cost”). Research and development contracts may last multiple years and estimation of the total transaction price and expected cost requires management’s judgment. Based on the nature of the Company’s research and development contracts, the work to be performed is often complex and may involve new processes, procedures, and tasks which creates uncertainty in estimating contract costs. All estimates impacting revenue recognition, including estimates of total expected costs, or Estimates at Completion, are reviewed on a periodic basis, at least quarterly.

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

Valuation of Goodwill and Acquired Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The allocation of the purchase price of the acquired businesses to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for those cash flows. Should conditions differ from management’s estimates at the time of the acquisition, material write-downs of goodwill and/or intangible assets may be required.

We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If we determine that a quantitative analysis is necessary, we perform a quantitative analysis which consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting unit based on an income approach. The income approach is based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, the difference between the fair value and carrying amount is recorded as an impairment loss.

An impairment loss on intangible assets with definite useful lives exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

During the fourth quarter of 2022, due to the sustained decrease in our publicly quoted share price and market capitalization, we performed a quantitative goodwill impairment test. Based on the results of the quantitative goodwill impairment assessment we concluded that the carrying value of the single reporting unit exceeded its fair value and that our goodwill was fully impaired as of December 31, 2022. We recorded a $70.2 million non-cash goodwill impairment charge for the twelve months ended December 31, 2022. During the fourth quarter of 2022 we also tested our intangible assets with definite lives for impairment and found no impairment.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sarcos Technology and Robotics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sarcos Technology and Robotics Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective transition method effective January 1, 2022.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 16, 2023

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$35,159	$217,114
Marketable securities	79,337	—
Accounts receivable	1,866	788
Unbilled receivables	4,160	221
Inventories, net	3,562	1,006
Prepaid expenses and other current assets	5,015	9,202
Total current assets	129,099	228,331
Property and equipment, net	7,640	7,051
Intangible assets, net	19,116	—
Operating lease assets	11,283	—
Other non-current assets	487	441
Total assets	$167,625	$235,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,620	$1,681
Accrued liabilities	6,025	4,480
Current operating lease liabilities	887	—
Total current liabilities	10,532	6,161
Operating lease liabilities	12,387	—
Other non-current liabilities	256	15,700
Total liabilities	23,175	21,861
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 shares authorized as of December 31, 2022, and December 31, 2021; 154,252,704 and 137,722,658 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	15	14
Additional paid-in capital	447,073	359,439
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(302,621)	(145,491)
Total stockholders’ equity	144,450	213,962
Total liabilities and stockholders’ equity	$167,625	$235,823

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue, net	$14,569	$5,075
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	11,614	3,867
Research and development	34,144	17,516
General and administrative	63,480	58,059
Sales and marketing	9,949	6,624
Intangible amortization expense	2,184	—
Goodwill impairment	70,236	—
Total operating expenses	191,607	86,066
Loss from operations	(177,038)	(80,991)
Interest income (expense), net	1,831	(34)
Gain (loss) on warrant liability	13,442	(4,927)
Gain on forgiveness of notes payable	—	4,394
Other income, net	743	51
Loss before income tax benefit (expense)	(161,022)	(81,507)
Income tax benefit (expense)	3,892	(1)
Net loss	$(157,130)	$(81,508)
Net loss per share
Basic and diluted	$(1.07)	$(0.72)
Weighted-average shares used in computing net loss per share
Basic and diluted	146,839,273	113,184,357

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(157,130)	$(81,508)
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments	(17)	—
Total other comprehensive loss	(17)	—
Comprehensive loss	$(157,147)	$(81,508)

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(157,130)	$(81,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,645	43,118
Depreciation of property and equipment	1,409	531
Amortization of intangible assets	2,184	—
Change in fair value of warrant liability	(13,442)	4,927
Gain on forgiveness of notes payable	—	(4,394)
Amortization of investment discount	(1,494)	—
Goodwill impairment	70,236	—
Changes in operating assets and liabilities
Accounts receivable	(257)	263
Unbilled receivable	(1,972)	(2)
Inventories	(2,090)	(299)
Prepaid expenses and other current assets	4,440	(8,082)
Other non-current assets	960	(148)
Accounts payable	1,539	244
Accrued liabilities	(798)	2,619
Other non-current liabilities	(4,621)	628
Net cash used in operating activities	(65,391)	(42,103)
Cash flows from investing activities:
Purchases of property and equipment	(1,498)	(4,688)
Acquisition of a business, net of cash acquired	(29,687)	—
Purchases of marketable securities	(177,860)	—
Maturities of marketable securities	100,000	—
Net cash used in investing activities	(109,045)	(4,688)
Cash flows from financing activities:
Proceeds from notes payable	—	2,000
Proceeds from exercise of stock options	683	26
Shares repurchased for payment of tax withholdings	(8,107)	(284)
Purchase of non-controlling interest	—	(200)
Payment of obligations under capital leases	(95)	(89)
Proceeds from PIPE	—	220,000
Proceeds from Merger	—	25,359
Payments for transaction costs	—	(16,571)
Net cash (used in) provided by financing activities	(7,519)	230,241
Net (decrease) increase in cash, cash equivalents	(181,955)	183,450
Cash, cash equivalents at beginning of period	217,114	33,664
Cash, cash equivalents at end of period	$35,159	$217,114
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$11
Cash paid for income taxes	$—	$2
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$59,410	$—
Purchases of property and equipment included in accounts payable at period-end	$33	$605
Leasehold improvements paid by lessor	$—	$988
Unpaid transaction costs	$—	$148
Assumption of warrant liabilities	$—	$8,774

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

												Accumulated
	Convertible Preferred Stock						Common Stock				Additional	Other			Total
	Series A		Series B		Series C		Class A		Class B		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2020	5,421,446	$5	3,158,338	$3	3,532,228	$4	171,645	$—	8,000,001	$8	$96,870	$—	$(63,983)	$(3)	$32,904
Retroactive application of reverse recapitalization	(5,421,446)	(5)	(3,158,338)	(3)	(3,532,228)	(4)	103,867,709	10	(8,000,001)	(8)	10	—	—	—	—
Balance, December 31, 2020, as adjusted	—	—	—	—	—	—	104,039,354	10	—	—	96,880	—	(63,983)	(3)	32,904
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(203)	—	—	3	(200)
Cashless exercise of common stock and warrants	—	—	—	—	—	—	999,185	—	—	—	—	—	—	—	—
Issuance of common stock upon Merger, net of transaction costs	—	—	—	—	—	—	10,525,990	1	—	—	(95)	—	—	—	(94)
Issuance of PIPE shares	—	—	—	—	—	—	22,000,000	2	—	—	219,998	—	—	—	220,000
Shares withheld on vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	(284)	—	—	—	(284)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	43,118	—	—	—	43,118
Exercise of stock options	—	—	—	—	—	—	158,129	1	—	—	25	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(81,508)	—	(81,508)
Balance at December 31, 2021	—	$—	—	$—	—	$—	137,722,658	$14	—	$—	$359,439	$—	$(145,491)	$—	$213,962
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	35,645	—	—	—	35,645
Common stock issued upon vesting of restricted stock awards and restricted stock units	—	—	—	—	—	—	6,284,431	—	—	—	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	—	—	—	—	—	—	(2,421,274)	—	—	—	(8,103)	—	—	—	(8,103)
Exercise of stock options	—	—	—	—	—	—	1,894,215	—	—	—	683	—	—	—	683
Common stock and assumed equity awards in connection with a business acquisition	—	—	—	—	—	—	10,772,674	1	—	—	59,409	—	—	—	59,410
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(157,130)	—	(157,130)
Balance at December 31, 2022	—	$—	—	$—	—	$—	154,252,704	$15	—	$—	$447,073	$(17)	$(302,621)	$—	$144,450

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”), designs and produces highly-dexterous mobile robotic systems and solutions for use in dynamic environments.

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

Business Combination

On September 24, 2021 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor Acquisition Corp. (“Rotor”), Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of Rotor. On the Closing Date, the Rotor changed its name from Rotor Acquisition Corp. to Sarcos Technology and Robotics Corporation.

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

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. The results presented herein include the activity of RE2 from the acquisition date through December 31, 2022. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve contract revenue recognized based on estimates of total contract costs and cost to complete uncompleted contracts, estimates of potential losses on uncompleted contracts, impairment evaluation of contract assets, goodwill and other long lived assets, assumptions used for leases, valuation allowance for net deferred income taxes and valuation of the Company’s stock-based compensation and warrants. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $114.5 million as of December 31, 2022, compared to $217.1 million as of December 31, 2021. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2022, the Company also had an accumulated deficit of approximately $302.6 million and working capital of $118.6 million.

These financial statements have been prepared in accordance with GAAP and this basis assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity have been cash generated by equity offerings. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion of sales and marketing activities, customer growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable and unbilled receivables. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company's cash equivalents and marketable securities are money market funds or U.S. Treasury bills with maturity dates within one year. The Company has not realized any losses relating to its cash, cash equivalents or marketable securities.

Accounts receivable

As of December 31, 2022, three of our customers accounted for more than 10% of the Company’s accounts receivable, which in total represented 81% of the accounts receivable as of December 31, 2022. As of December 31, 2021, one customer accounted for more than 10% of the Company’s accounts receivable, which in total represented 81% of the accounts receivable as of December 31, 2021.

Revenue

Three and five customers accounted for more than 10% of the Company’s revenue for each of the years ended December 31, 2022 and 2021, respectively. These concentrations accounted for 74% and 87% of revenue for the years ended December 31, 2022 and 2021, respectively. The total amount of revenue for each such customer was as follows:

(In thousands)	2022	2021
Customer A	$1,884	$1,685
Customer B	*NM	$630
Customer C	*NM	$928
Customer D	$5,988	$602
Customer E	*NM	$555
Customer F	$2,848	*NM

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

Accounts Receivable

Receivables are recorded at the amount the Company expects to collect. Management determines the need for an allowance for doubtful receivables using a specific identification method after taking into account all of its remedies for collection. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously written off are recorded when payment is received as other income. Management determined no allowance for doubtful receivables was necessary as of December 31, 2022 and 2021. Receivables are comprised of amounts invoiced for completed contracts and contracts in progress. As of December 31, 2022 and 2021, no amounts have been written off or provided for recoverability.

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

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives by asset classification are generally as follows:

Useful life
Robotics and manufacturing equipment	3 – 10 years
Computer equipment	3 – 5 years
Software	3 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Lesser of the useful life or the remaining term of the lease

Expenditures for maintenance and repairs are expensed when incurred and betterments that extend the useful lives of property and equipment are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated, and any gain or loss is reflected in the statement of operations.

Leases

Effective January 1, 2022, the Company adopted Accounting Standard Update 2016-02 (ASU 2016-02), Lease (Topic 842), which superseded previous guidance related to accounting for leases. In accordance with ASC 842, the Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

Some of the Company's leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company’s lease agreements contain variable lease payments for common area maintenance, utility, insurance, and tax. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

Impairment of Long-Lived Assets

The Company evaluates its long-lived asset for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. No impairment loss was recognized related to these assets during the years ended December 31, 2022 and 2021.

Goodwill

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company's goodwill was recognized as part of the RE2 acquisition during 2022. The Company evaluates goodwill at the reporting unit level for impairment annually, or when an indicator of potential impairment exists. The Company has one reporting unit.

When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that its carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, the Company uses the income approach. Under the income approach, the Company projects the future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects the Company's long-term business strategy.

In order to further validate the reasonableness of fair value as determined by the income approach described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value. Based on the Company's quantitative goodwill impairment test, that it performed during the fourth quarter of 2022, it concluded that the carrying value of its reporting unit exceeded its fair value and that goodwill was fully impaired as of December 31, 2022. The Company recorded a $70.2 million non-cash goodwill impairment charge for the twelve months ended December 31, 2022. For details associated with the Company's goodwill impairment testing, see Note 6.

Revenue Recognition

The Company recognizes revenue from the sale of its products and from the delivery of goods and services arising out of its contractual arrangements to provide product development contract services that are funded by the customer. The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:

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

3) Determine the transaction price: The transaction price is determined based on the consideration to which the Company will be entitled to in exchange for transferring goods or services to the customer. Such amounts are typically stated in the customer contract. However, to the extent that the Company identifies variable consideration, the Company will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customer's discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

4) Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount we would sell the good(s) or service(s) to a customer on a standalone basis. For government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because our contract pricing with government customers is generally based on expected cost plus margin, the standalone selling price of the good(s) or service(s) in our contracts with government customers are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

5) Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, the Company determines at contract inception whether it satisfies the performance obligation over time or at a point in time. For performance obligations satisfied over time, revenue is recognized as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are recorded at the time of product shipment to the customer and are included within revenue.

Revenue from Contracts with Customers

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company’s products. Second, the Company sells its products and related parts and repair services. Product development contract revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Product revenue primarily includes sales of the Company's products.

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of our robotics systems and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Product Revenue

Product revenue relate to sales of the Company’s commercially available products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Product Development Contract Revenue and Product Revenue were as follows:

	For the year ended December 31,
(In thousands)	2022	2021
Product Development Contract Revenue	$14,239	$3,584
Product Revenue	330	1,491
Revenue, net	$14,569	$5,075

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Opening Balance as of December 31, 2020	$1,051	$219	$93	$93	$57
Increase/(decrease), net	(263)	2	1	(57)	(27)
Ending Balance as of December 31, 2021	788	221	94	36	30
Increase/(decrease), net	1,078	3,939	(32)	(25)	(30)
Ending Balance as of December 31, 2022	$1,866	$4,160	$62	$11	$—

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets, and accrued liabilities, respectively. During the years ended December 31, 2022 and 2021, the Company recognized all of the deferred revenue which existed at December 31, 2021 and 2020, respectively.

Remaining performance obligations

As of December 31, 2022, the Company had backlog, or revenue related to remaining performance obligations, of $3.5 million. The Company expects most of this backlog to be recognized over the next 12 months.

Research and Development Costs

Research and development expenses consist of costs incurred for experimentation, design and testing and are expensed as incurred.

Sales and Marketing Costs

Marketing costs include product demonstration, customer service, lead generation, public relations, market research and internal labor, and are expensed as incurred.

Stock-Based Compensation

The Company calculates the fair value of all stock-based awards, including stock options, restricted stock units and restricted stock awards on the date of grant. The Company values stock options using the Black-Scholes option-pricing model, which requires the use of a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. The Company records forfeitures as they occur.

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

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), which requires companies to recognize on the consolidated balance sheet assets and liabilities for the rights and obligations created by leases. The FASB has subsequently issued supplemental and clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for “all other” entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11 which includes the ability to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on January 1, 2022. Prior period results will continue to be presented under ASC 840 as it was the accounting standards in effect for such periods. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company elected the practical expedient to account for lease and non-lease components as a single component and elected the short-term lease exemption for all contracts with lease terms of 12 months of less. Due to the adoption of this guidance, the Company recognized operating right-of-use assets and operating lease liabilities of $10.1 million and $12.2 million, respectively, as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense. The adoption of this new guidance did not have a material impact on the Company’s results of operations and comprehensive loss or cash flows.

Recently Issued Accounting Standard Pronouncements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities:
U.S. Treasury securities	$79,337	$—	$—	$79,337
Total assets	$79,337	$—	$—	$79,337

Liabilities:
Warrant liability	$—	$253	$—	$253
Total liabilities	$—	$253	$—	$253

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$13,701	$13,701
Total liabilities	$—	$—	$13,701	$13,701

As of December 31, 2022, the Company held $79.3 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2020	$—
Initial recognition of warrants	8,774
Increase in fair value of warrants	4,927
Balance at December 31, 2021	13,701
Warrant liability transferred out of Level 3	(13,701)
Balance at December 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. During the first quarter of 2022 the trading price of our public warrants was used to value our private placement warrants, and a third-party valuation was no longer deemed necessary resulting in the estimated fair value of our private placement warrants being transferred from a Level 3 fair value measurement to a Level 2 fair value measurement.

3. Balance Sheet Components

Inventories, net

Inventories, net consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$2,081	$458
Work-in-process	180	41
Finished goods, net	1,301	507
Total inventories, net	$3,562	$1,006

The Company had inventory reserves of $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Prepaid insurance	$3,420	$4,786
Software	1,191	4,144
Other prepaid expense	335	171
Other assets	69	101
Total prepaid expenses and other current assets	$5,015	$9,202

Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Robotics and manufacturing equipment	$1,610	$876
Leasehold improvements	4,442	3,890
Computer equipment	1,719	1,270
Financed leased computer equipment	271	271
Software	389	355
Furniture and fixtures, and other fixed assets	1,835	753
Construction in progress	—	872
Property and equipment, gross	10,266	8,287
Accumulated depreciation	(2,626)	(1,236)
Property and equipment, net	$7,640	$7,051

Depreciation expenses were $1.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. Amortization of assets under finance leases is included as part of depreciation expense.

Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Payroll and related costs	$4,271	$2,511
Consulting and professional services	137	406
Legal accrual	234	520
Other current liabilities	1,383	1,043
Total accrued liabilities	$6,025	$4,480

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Finance leases	$3	$7
Deferred rent	—	1,992
Warrant liabilities	253	13,701
Total other non-current liabilities	$256	$15,700

4. Leases

The Company leases real estate for office space under operating leases with varying expiration dates through 2033. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Certain of the operating leases include renewal options ranging from three to five years, which are not recognized as part of the right-of-use assets as the Company is not reasonably certain that the options will be exercised. Lease expense recorded during the year ended December 31, 2022 were $2.4 million.

Lease costs for operating leases are as follows:

Year ended
(In thousands)	December 31, 2022
Operating lease cost	$1,640
Variable lease cost	786
Total lease cost	$2,426

The following table summarizes the Company’s lease term and discount rate assumptions:

Year ended
December 31, 2022
Operating leases
Weighted-average remaining lease term (years)	9.7
Weighted-average discount rate:	5.4%

Supplemental cash flow and other information related to leases:

Year ended
(In thousands)	December 31, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,674
Right-of-use assets obtained in a noncash exchange for new lease liabilities:
Operating leases	$633

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of December 31, 2022 are as follows:

(In thousands)	Operating Leases
2023	$1,546
2024	1,968
2025	1,619
2026	1,488
2027	1,529
2028 and thereafter	9,036
Total lease payments	17,186
Less interest	3,912
Present value of lease liabilities	$13,274

Rent expense related to noncancelable operating leases totaled $1.4 million for the year ended December 31, 2021.

5. Acquisition

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. This acquisition significantly increased our engineering team and added additional products and target markets to the Company’s total addressable market. The aggregate consideration transferred was $90.1 million, of which $30.7 million was paid in cash, $44.0 million was comprised of 9,372,674 shares of common stock and $15.4 million was comprised of assumed options to purchase 3,877,039 shares of common stock. Additionally, 1,400,000 shares of common stock were issued with a fair value of $6.6 million at the time of grant. These shares are subject to risk of forfeiture which lapses in full four years after the acquisition date. These shares were excluded from the consideration transferred and are recorded as stock-based compensation expense.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of December 31, 2022, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)	Amount
Cash and cash equivalents	$981
Accounts receivable	821
Unbilled receivables	1,968
Inventories	465
Prepaid expenses and other current assets	253
Property and equipment	1,084
Intangible assets	21,300
Goodwill	70,236
Operating lease assets	1,486
Other non-current assets	21
Accounts payable	(822)
Accrued liabilities	(2,334)
Current operating lease liabilities	(458)
Operating lease liabilities	(1,028)
Deferred tax liabilities	(3,895)
Total acquisition consideration	$90,078

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

(in thousands)	Amounts	Weighted Average Useful Life (in years)
Trade name and trademarks	$1,000	6
Developed technology	9,600	5
Customer relationships	10,700	9
Total intangible assets	$21,300	7

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

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2022 was as follows:

(In thousands)	Amounts
Balance at December 31, 2021	$-
Acquisition	70,236
Impairment	(70,236)
Balance at December 31, 2022	$-

As a result of sustained decreases in the Company’s publicly quoted share price the Company conducted an analysis of its goodwill as of December 31, 2022. The Company identified indicators of goodwill impairment for its single reporting unit and concluded that a triggering event had occurred which required a quantitative goodwill impairment assessment. The primary indicators of impairment were the sustained decreases in the Company’s publicly quoted share price and market capitalization.

The Company estimated the reporting unit's fair value under an income approach using a discounted cash flow model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation and amortization.

Based on the Company's quantitative goodwill impairment test, that it performed during the fourth quarter of 2022, it concluded that the carrying value of its reporting unit exceeded its fair value and that goodwill was fully impaired as of December 31, 2022. The Company recorded a $70.2 million non-cash goodwill impairment charge for the twelve months ended December 31, 2022.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$111	$889	5.3
Developed technology	9,600	1,280	8,320	4.3
Customer relationships	10,700	793	9,907	8.3
Total	$21,300	$2,184	$19,116

The Company recorded $2.2 million of amortization expense during the twelve months ended December 31, 2022, which was recorded as intangible amortization expense in the consolidated statement of operations. There was no amortization expense during the twelve months ended December 31, 2021. Due to the impairment of goodwill discussed above the Company performed an impairment analysis of its intangible assets and other long-lived assets. As a result of this analysis, the Company concluded there was no impairment of intangible assets or other long-lived assets for the twelve months ended December 31, 2022.

As of December 31, 2022 future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2023	$3,276
2024	3,276
2025	3,276
2026	3,276
2027	1,996
2028 and thereafter	4,016
Total	$19,116

7. Notes Payable

Old Sarcos received two unsecured loans under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The first loan, with a principal amount of $2.4 million, was received in April 2020, and the second loan, with a principal amount of $2.0 million, was received in March 2021. These PPP loans had an interest rate of 1.00% per year. The first PPP loan of $2.4 million was forgiven during June 2021, and the second PPP loan of $2.0 million was forgiven during November 2021. As of December 31, 2022, the Company did not have any outstanding debt.

8. Reverse Recapitalization

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

The Earn-Out Shares issuable to holders of Old Sarcos capital stock are accounted for as equity-linked instruments and recorded in additional paid-in capital, and the Earn-Out Shares issuable to holders of Old Sarcos capital stock subject to restricted stock awards are accounted for as share-based compensation. The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of December 31, 2022, there were 28,125,000 Earn-Out Shares outstanding.

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

(1) The number of Old Sarcos shares was determined from the 21,483,286 shares of Old Sarcos Common Stock warrants, Common Stock and Preferred Stock outstanding immediately prior to the closing of the Business Combination, which are presented net of the Common and Preferred Stock redeemed, converted at the Exchange Ratio of 5.129222424. This excludes a restricted stock award for 5,129,222 shares that was unvested as of the date of the Business Combination. All remaining fractional shares, after cumulating shares by stockholder, were rounded down.

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

9. Warrants

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

Each whole Warrant entitles the registered holder to purchase one share of the Company's Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company's Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2022, there were 20,549,453 Warrants outstanding.

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

10. Stock-based Compensation

2021 Stock Plan

Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”) provides stock options, RSUs, RSAs, stock appreciation rights (“SARS”) and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12.8 million shares of Common Stock. As of December 31, 2022, 24.9 million shares were available for grant under the 2021 Plan.

2015 Stock Plan

The Old Sarcos 2015 Equity Incentive Plan (the “2015 Plan”) provided stock options, RSUs, RSAs, SARS and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. Outstanding awards under the 2015 Plan generally vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. No further awards may be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan as described above.

RE2 Stock Plans

In connection with the acquisition of RE2, the Company assumed the outstanding stock plans and certain outstanding stock options of RE2. These stock options are governed by the plans and agreements under which they were originally issued, but are now exercisable for shares of Common Stock.

Stock Option Activity

The following summarizes the Company’s stock option activity for the years ended December 31, 2022 and 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2020	7,883,087	$0.59	6.8	$5,058
Granted	3,761,109	7.93
Exercised	(158,129)	0.16		829
Cancelled	(1,458,973)	1.11
Outstanding – December 31, 2021	10,027,094	$3.28	7.2	$67,173
Granted (a)	7,533,763	2.05
Exercised	(1,894,215)	0.36		6,050
Cancelled	(1,403,477)	5.51
Outstanding – December 31, 2022	14,263,165	$2.80	7.1	$698
Exercisable – December 31, 2021	5,176,464	$0.46	5.3	$49,268
Exercisable – December 31, 2022	8,489,185	$1.58	5.8	$698

(a) In connection with the acquisition of RE2, the Company assumed certain outstanding options to acquire RE2 common stock which, following such assumption, were converted to options to acquire 3.9 million shares of the Company's Common Stock at a weighted-average exercise price of $1.05 per share.

For options granted during the years ended December 31, 2022 and 2021, the weighted-average grant-date fair value was $0.96 and $4.79 per option, respectively.

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

The Company calculated the fair value of options granted under the 2021 Plan on the respective dates of grant using the following weighted average assumptions:

	Years ended
	December 31, 2022	December 31, 2021
Options
Risk-free interest rate	3.19%	1.19%
Expected term (in years)	6.09	6.08
Expected dividend yield	—%	—%
Expected volatility	68.52%	66.56%

The following summarizes the Company’s employee RSU activity for the years ended December 31, 2022 and 2021:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (1)
Outstanding – December 31, 2020	901,217	$8.78
Granted	932,123	7.93
Released	(28,982)	8.78
Cancelled	(6,884)	8.78
Outstanding – December 31, 2021	1,797,474	$8.34
Granted	3,308,432	3.25
Released	(1,128,344)	8.00
Cancelled	(362,854)	7.15
Outstanding – December 31, 2022	3,614,708	$3.91

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

In April 2021, the Board of Directors of the Company approved a modification that updated the terms of certain awards such that the Business Combination would satisfy the liquidity event vesting condition for eight award recipients. Total incremental compensation costs resulting from the modification of these RSUs was $9.7 million, of which $8.4 million was recognized during the year ended December 31, 2021.

The following summarizes the Company’s employee RSA activity for the years ended December 31, 2022 and 2021:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2020	—	$—
Granted	5,129,222	8.78
Outstanding – December 31, 2021	5,129,222	$8.78
Granted	26,865	5.83
Released	(5,156,087)	8.77
Outstanding – December 31, 2022	—	$—

The Company recognized stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows:

	For the year ended December 31,
(In thousands)	2022	2021
Cost of revenue	$87	$92
Research and development	712	446
Sales and marketing	863	814
General and administrative	33,983	41,766
Total stock-based compensation expense	$35,645	$43,118

As of December 31, 2022, there was approximately $29.8 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years.

11. Net loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the twelve months ended December 31, 2022 and 2021:

	For the twelve months ended December 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(157,130)	$(81,508)
Denominator:
Weighted average shares outstanding, basic and diluted	146,839,273	113,184,357
Basic and diluted net loss per share	$(1.07)	$(0.72)
Anti-dilutive securities, excluded	67,952,326	65,628,258

The basic and diluted net loss per share for the twelve months ended December 31, 2021 has been computed to give effect to the conversion of the Old Sarcos Class B common stock and all convertible preferred shares into Old Sarcos Class A common stock as though the conversion had occurred as of the beginning of the period or the original date of issuance, if later.

Basic and diluted net loss per share attributable to common stockholders is the same for the twelve months ended December 31, 2022 and 2021, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

12. Income taxes

Loss before provision for income taxes was $161.0 million and $81.5 million for the years ended December 31, 2022 and 2021, respectively, all of which was generated in the United States. The Company's provision for income taxes consists of the following:

	Years Ended December 31,
(In thousands)	2022	2021
Current:
Federal	$—	$—
State	(3)	(1)
Total current	(3)	(1)
Deferred:
Federal	9,005	16,377
State	2,064	3,948
Change in valuation allowance	(7,174)	(20,325)
Total deferred	3,895	—
Total income tax benefit (expense)	$3,892	$(1)

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Years Ended December 31,
(In thousands)	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State tax provision	1.6	3.7
Change in valuation allowance	(6.9)	(24.9)
Change in valuation allowance - acquisition	2.4	—
Research credits	0.6	0.7
Change in effective tax rate	0.6	—
Goodwill impairment	(9.2)	—
Warrant revaluation	1.8	(1.3)
Disallowed executive compensation	(9.7)	—
Stock compensation	0.5	0.3
Other	(0.3)	0.5
Total provision for income taxes	2.4%	0.0%

As of December 31, 2022 and 2021, the net deferred tax assets consisted of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$656	$1,050
Stock compensation	2,969	11,094
Research credits	4,787	2,486
Research and experimental capitalization	8,713	—
Lease liability	3,626	—
Net operating loss carryforwards	34,205	22,393
Other	34	—
Total gross deferred tax assets	54,990	37,023
Less valuation allowance	(44,540)	(35,476)
Total deferred tax assets	10,450	1,547
Deferred tax liabilities:
Property and equipment	(1,978)	(1,547)
Intangibles	(5,389)	—
Right-of-use-asset	(3,083)	—
Total deferred tax liabilities	(10,450)	(1,547)
Net deferred tax assets	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations in the United States for the three-year period ended December 31, 2022. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2022, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of December 31, 2022, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $44.5 million at December 31, 2022 and $35.5 million at December 31, 2021. The Company’s valuation allowance increased $9.1 million and $20.3 million during the fiscal years ended December 31, 2022 and 2021, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31,
(In thousands)	2022	2021
Valuation allowance at beginning of year	$35,476	$15,151
Change in valuation allowance	9,064	20,325
Valuation allowance at end of year	$44,540	$35,476

As of December 31, 2022, the Company had cumulative federal net operating losses of approximately $141.3 million. Of these losses, $7.5 million were generated in 2015 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between 2035 to 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of December 31, 2021, the Company had cumulative federal net operating losses of approximately $90.1 million.

As of December 31, 2022, the Company had a $6.6 million deferred tax asset related to a federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $2.9 million. If not utilized, the credits will expire between 2034 through 2042. As of December 31, 2021, the Company had a $3.9 million deferred tax asset related to a federal research and development credit carryforward.

As of December 31, 2022, the Company had state net operating losses of approximately $107.8 million. Of the total state net operating losses, approximately $96.8 million is attributable to Utah. Utah law allows unused net operating losses arising in tax years beginning after December 31, 2017 to be carried forward indefinitely. Of the total $96.8 million of Utah net operating losses, $90.5 million are carried forward indefinitely, and the remaining net operating losses will expire between 2035 through 2037. Of the total state net operating losses, approximately $9.8 million is attributable to Pennsylvania. Pennsylvania net operating losses will expire between 2034 through 2042. The remaining state net operating loss carryforwards are attributable to various other states with varying expiration periods. As of December 31, 2021, the Company had cumulative state net operating losses of approximately $89.1 million. Of the total state net operating losses as of December 31, 2021, approximately $88.8 million is attributable to Utah.

As of December 31, 2022, the Company had a $2.4 million deferred tax asset related to state research and development credits carryforward. Of the total state research and development credits, approximately $2.0 million is attributable to Utah. This credit has been offset by a liability for unrecognized tax benefits of $1.0 million. If not utilized, the credits will expire beginning in 2029 through 2036. Of the total state research and development credits, approximately $0.4 million is attributable to Pennsylvania. If not utilized, the credits will expire between 2033 through 2035. As of December 31, 2021, the Company had a $1.4 million deferred tax asset related to a Utah research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $0.7 million.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2022, the Company had a $3.9 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. As of December 31, 2021, the Company had a $2.6 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There would be no impact to the Company’s effective rate if the unrecognized tax benefits were recognized. A reconciliation of the beginning and ending amounts of unrecognized benefits is as follows:

	Years ended December 31,
(In thousands)	2022	2021
Unrecognized tax benefits at the beginning of year	$2,634	$2,054
Gross increases – current year tax positions	1,264	580
Unrecognized tax benefits at end of year	$3,898	$2,634
Interest and penalties in year-end balance	$—	$—

The Company files U.S. and various state tax returns in jurisdictions with various statutes of limitation. As of December 31, 2022, the tax returns for fiscal year 2016 through fiscal year 2021 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 31, 2022, there are no income tax returns currently under audit.

On April 25, 2022, the Company acquired RE2 in a tax-free stock purchase. The acquired deferred tax liabilities of RE2 were available to offset the reversal of the Company’s preexisting deferred tax assets. As a result of the acquisition, the Company determined a portion of its preexisting tax assets were more likely than not to be realized by the combined entity, and the valuation allowance was reduced. The Company recorded a deferred tax benefit of $3.9 million related to the reduction of its valuation allowance.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law by President Biden. The IRA includes a corporate minimum tax of 15% on certain large corporations with greater than $1 billion in average adjusted financial statement income and an excise tax on certain stock repurchases executed after December 31, 2022. There are no impacts to the Company in 2022, and the Company does not expect a material impact on its consolidated financial statements in the foreseeable future as a result of the IRA.

13. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheet as of December 31, 2022 and 2021.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of December 31, 2022 and 2021, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

Unconditional purchase commitments

On April 4, 2021, the Company entered into an agreement with Palantir Technologies (“Palantir”). Pursuant to that agreement, the Company committed to purchase licenses to access software products and utilize services from Palantir over a six year period for a total cost to the Company of $42.0 million. As of December 31, 2022, the Company has an unconditional purchase commitment with Palantir as detailed in the table below:

(In thousands)	Annual Service Payments
2023	$8,000
2024	8,000
2025	10,000
2026	10,000
Total	$36,000

14. Segment information

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

The Company’s revenue is derived primarily from U.S. customers. During the year ended December 31, 2022, the Company had $2.8 million of revenue earned from customers located outside the United States. During the year ended December 31, 2021, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

15. Related Party Transactions

On May 16, 2021, the Company entered into an agreement with Sparks Marketing Corp. to begin the construction of an experiential marketing mobile display to be used for demonstrations of Company products at prospective customer locations as well as other marketing and demonstration events. Negotiations of this agreement involved an account executive at Sparks Marketing Corp. who is the brother-in-law of Mr. Wolff, our former CEO and current Director. As of December 31, 2022, the Company has capitalized $0.8 million to property plant and equipment for the experiential mobile display.

16. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of December 31, 2022. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching contributions. The Company recognized $0.9 million of expense for 401(k) matching contributions during the twelve months ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Certifying Officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

We acquired RE2, Inc., (“RE2”) on April 25, 2022. Management has excluded RE2 from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022. The total assets and total revenue of RE2 represent approximately 15.2% and 74.1%, respectively, of the related consolidated financial statements amounts as of and for the fiscal year ended December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and information relating to the availability of our code of conduct for executive officers and directors is set forth below. The other information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders no later than 120 days after December 31, 2022.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business. The full text of our code of business conduct and ethics is posted on the investor relations page on our website at https://investor.sarcos.com/governance/documents-charters. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 650 South 500 West, Salt Lake City, Utah 84101 or by telephone at 888-927-7296. Any amendments to or waivers of the Code of Conduct will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders no later than 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders no later than 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders no later than 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders no later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)
(1) Financial Statements

See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

All financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See the Exhibit Index which precedes the signature page of this Annual Report on Form 10-K.

b)
Exhibits

See Item 15(a)(3) above.

c)
Financial Statement Schedules

See Item 15(a)(2) above.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties that the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the applicable agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of such agreement. In addition, such representations and warranties: (i) may not be accurate or complete as of any specified date; (ii) are modified and qualified in important part by the underlying disclosure schedules; (iii) may be subject to a contractual standard of materiality different from those generally applicable to investors; or (iv) may have been used for the purpose of allocating risk among the parties to the applicable agreement, rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the applicable agreement, which subsequent information may or may not be fully reflected in Company’s public disclosures. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

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

2.3†

Merger Agreement, dated March 27, 2022, by and among the Company, Spiral Merger Sub I, Inc., Spiral Merger Sub II, LLC, RE2, Inc. and Draper Triangle Ventures III, LP, solely in its capacity as the agent for and on behalf of the shareholders of RE2 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

3.1

Second Amended and Restated Certificate of Incorporation of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

3.2	Amended and Restated Bylaws of Sarcos Technology and Robotics Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2022).
4.1	Warrant Agreement between Continental Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).
4.2	Specimen Warrant Certificate (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).
4.3	Specimen Stock Certificate (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

4.4

Registration Rights Agreement, dated March 27, 2022, by and among the Company and Draper Triangle Ventures III, LP, in its capacity as the agent for and on behalf of the shareholders of RE2 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 29, 2022).

4.5*	Description of Company’s Securities.
10.1	Letter Agreement between Rotor, Rotor Sponsor LLC, and Riverview LLC (incorporated by reference to the Company’s Form 8-K filed January 20, 2021).
10.2	Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock Funds (incorporated by reference to the Company’s Form 8-K filed on January 20, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Lock-up Agreement, by and among the Company, Sarcos, and Sarcos Holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.5

Form of Lock-up Agreement, by and among the Company, Sarcos, and certain stockholders of Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.6	Form of Lock-up Agreement with RE2 employee securityholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 29, 2022).
10.7	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.8

Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC, and certain stockholders of Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2021).

10.9

Registration Rights Agreement, dated January 14, 2021, by and among the Company, Rotor Sponsor LLC, and certain stockholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2021).

10.10+	Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan, forms of agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.11+	Sarcos Technology and Robotics Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.12+	Sarcos Technology and Robotics Corporation Outside Director Compensation Policy (incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
10.13+

Employment Agreement by and between the Company and Kristi Martindale, effective as of September 24, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).

10.14+	Employment Agreement by and between the Company and Kiva Allgood, effective as of December 13, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).
10.15+

Promotion Agreement, dated February 24, 2022, between Denis Garagic and the Company, effective as of January 29, 2022 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 11, 2022).

10.16+	Employment Agreement, dated March 27, 2022, between Jorgen Pedersen, Sarcos Corp. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2022.)
10.17+

Noncompetition and Nonsolicitation Agreement, dated March 27, 2022, between Jorgen Pedersen and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2022).

10.18+

Redemption Rights Agreement, dated April 25, 2022, between Jorgen Pedersen and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2022).

10.19+	Employment Agreement, dated October 9, 2022, among Andrew Hamer, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 11, 2022).
10.20+	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.21+	Sarcos 2015 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2021)
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sarcos Technology and Robotics Corporation

Date: March 16, 2023	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2023	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kiva A. Allgood and Andrew Hamer, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kiva A. Allgood	President, Chief Executive Officer and Director	March 16, 2023
Kiva A. Allgood	(Principal Executive Officer)

/s/ Andrew Hamer	Chief Financial Officer	March 16, 2023
Andrew Hamer	(Principal Financial and Accounting Officer)

/s/ Dennis Weibling	Chairman of the Board	March 16, 2023
Dennis Weibling

/s/ Priya Balasubramaniam	Director	March 16, 2023
Priya Balasubramaniam

/s/ Brian D. Finn	Director	March 16, 2023
Brian D. Finn

/s/ Peter Klein	Director	March 16, 2023
Peter Klein

/s/ Matthew Shigenobu Muta	Director	March 16, 2023
Matthew Shigenobu Muta

/s/ Eric T. Olson	Director	March 16, 2023
Eric T. Olson

/s/ Laura J. Peterson	Director	March 16, 2023
Laura J. Peterson

/s/ Benjamin G. Wolff	Director	March 16, 2023
Benjamin G. Wolff