Form 10-Q
period 2023-03-31
Sarcos Technology & Robotics Corp
filed 2023-05-10
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 154.3 million shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

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
•
Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,368	$35,159
Marketable securities	69,352	79,337
Accounts receivable	2,314	1,866
Unbilled receivables	2,321	4,160
Inventories, net	6,058	3,562
Prepaid expenses and other current assets	5,046	5,015
Total current assets	110,459	129,099
Property and equipment, net	7,634	7,640
Intangible assets, net	18,297	19,116
Operating lease assets	10,989	11,283
Other non-current assets	481	487
Total assets	$147,860	$167,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,652	$3,620
Accrued liabilities	5,856	6,025
Current operating lease liabilities	896	887
Total current liabilities	9,404	10,532
Operating lease liabilities	12,073	12,387
Other non-current liabilities	651	256
Total liabilities	22,128	23,175
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 990,000,000 shares authorized as of March 31, 2023, and December 31, 2022; 154,282,881 and 154,252,704 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	15	15
Additional paid-in capital	449,772	447,073
Accumulated other comprehensive gain (loss)	42	(17)
Accumulated deficit	(324,097)	(302,621)
Total stockholders’ equity	125,732	144,450
Total liabilities and stockholders’ equity	$147,860	$167,625

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$2,296	$743
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	1,786	488
Research and development	9,403	5,881
General and administrative	9,735	17,792
Sales and marketing	3,741	2,211
Intangible amortization expense	819	—
Total operating expenses	25,484	26,372
Loss from operations	(23,188)	(25,629)
Interest income, net	1,099	11
(Loss) gain on warrant liability	(436)	6,414
Other income, net	1,049	2
Loss before income tax expense	(21,476)	(19,202)
Income tax expense	—	—
Net loss	$(21,476)	$(19,202)
Net loss per share
Basic and diluted	$(0.14)	$(0.14)
Weighted-average shares used in computing net loss per share
Basic and diluted	152,827,729	137,908,690

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(21,476)	$(19,202)
Other comprehensive income:
Change in unrealized gain on available-for-sale investments	59	—
Total other comprehensive income	59	—
Comprehensive loss	$(21,417)	$(19,202)

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	137,722,658	$14	$359,439	$—	$(145,491)	$213,962
Stock-based compensation	—	—	10,850	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	2,013,893	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(793,888)	—	(5,250)	—	—	(5,250)
Exercise of stock options	83,582	—	65	—	—	65
Net loss	—	—	—	—	(19,202)	(19,202)
Balance at March 31, 2022	139,026,245	$14	$365,104	$—	$(164,693)	$200,425

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	154,252,704	$15	$447,073	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued upon vesting of restricted stock awards and restricted stock units	43,183	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(13,006)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	154,282,881	$15	$449,772	$42	$(324,097)	$125,732

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,476)	$(19,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,664	10,850
Depreciation of property and equipment	425	268
Amortization of intangible assets	819	—
Change in fair value of warrant liability	436	(6,414)
Amortization of investment discount	(694)	—
Changes in operating assets and liabilities
Accounts receivable	(448)	(12)
Unbilled receivable	1,840	62
Inventories	(2,496)	1
Prepaid expenses and other current assets	(32)	2,233
Other non-current assets	300	143
Accounts payable	(986)	403
Accrued liabilities	(160)	(603)
Other non-current liabilities	(314)	(181)
Net cash used in operating activities	(20,122)	(12,452)
Cash flows from investing activities:
Purchases of property and equipment	(400)	(514)
Purchases of marketable securities	(29,262)	—
Maturities of marketable securities	40,000	—
Net cash provided by (used in) investing activities	10,338	(514)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	65
Shares repurchased for payment of tax withholdings	(6)	(5,254)
Payment of obligations under capital leases	(1)	(1)
Net cash used in financing activities	(7)	(5,190)
Net decrease in cash, cash equivalents	(9,791)	(18,156)
Cash, cash equivalents at beginning of period	35,159	217,114
Cash, cash equivalents at end of period	$25,368	$198,958
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$58	$—

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”), designs and produces highly-dexterous mobile robotic systems and solutions for use in dynamic and unstructured environments.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of March 31, 2023, are unaudited. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

Business Combination

On September 24, 2021 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021, by and among Rotor Acquisition Corp. (“Rotor”), Rotor Merger Sub Corp., a Delaware corporation, and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”) and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of Rotor. On the Closing Date, Rotor changed its name from Rotor Acquisition Corp. to Sarcos Technology and Robotics Corporation.

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

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems for use in the aviation, construction, defense, energy, and medical industries. The results presented herein include the activity of RE2 from the acquisition date through March 31, 2023. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $94.7 million as of March 31, 2023, compared to $114.5 million as of December 31, 2022. The Company has historically incurred losses and negative cash flows from operations. As of March 31, 2023, the Company also had an accumulated deficit of approximately $324.1 million and working capital of $101.1 million.

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

(4)
Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount the Company would sell the good(s) or service(s) to a customer on a standalone basis. For government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because the Company's contract pricing with government customers is generally based on expected cost plus margin, the standalone selling price of the good(s) or service(s) in the Company's contracts with government customers are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

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

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of the Company's robotics systems and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

The revenue recognized for Product Development Contract Revenue and Product Revenue was as follows:

	For the three months ended March 31,
(In thousands)	2023	2022
Product Development Contract Revenue	$2,296	$733
Product Revenue	—	10
Revenue, net	$2,296	$743

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)
Ending Balance as of December 31, 2022	$1,866	$4,160	$62	$11
Increase/(decrease), net	448	(1,839)	48	(10)
Ending Balance as of March 31, 2023	$2,314	$2,321	$110	$1

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2022 and 2021, respectively.

Remaining Performance Obligations

As of March 31, 2023, the Company had backlog, or revenue related to remaining performance obligations, of $3.8 million, the Company expects most of this backlog to be recognized over the next 12 months.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$69,352	$—	$—	$69,352
Total assets	$69,352	$—	$—	$69,352

Liabilities:
Warrant liability	$—	$648	$—	$648
Total liabilities	$—	$648	$—	$648

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$79,337	$—	$—	$79,337
Total assets	$79,337	$—	$—	$79,337

Liabilities:
Warrant liability	$—	$253	$—	$253
Total liabilities	$—	$253	$—	$253

As of March 31, 2023, the Company held $69.4 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$3,256	$2,081
Work-in-process	1,261	180
Finished goods, net	1,541	1,301
Total inventories, net	$6,058	$3,562

The Company had inventory reserves of $0.4 million as of March 31, 2023 and December 31, 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Prepaid insurance	$2,359	$3,420
Software	1,562	1,191
Other prepaid expenses and assets	1,125	404
Total prepaid expenses and other current assets	$5,046	$5,015

Property and Equipment, Net

Property and equipment, net consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Robotics and manufacturing equipment	$1,954	$1,610
Leasehold improvements	4,458	4,442
Computer equipment	1,772	1,719
Financed leased computer equipment	271	271
Software	389	389
Furniture and fixtures, and other fixed assets	1,841	1,835
Property and equipment, gross	10,685	10,266
Accumulated depreciation	(3,051)	(2,626)
Property and equipment, net	$7,634	$7,640

Depreciation expenses were $0.4 million and $0.3 million, for the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Payroll and related costs	$2,752	$4,271
Other accrued expenses and current liabilities	3,104	1,754
Total accrued liabilities	$5,856	$6,025

4. Acquisitions

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. This acquisition significantly increased our engineering team and added additional products and target markets to the Company’s total addressable market. The aggregate consideration transferred was $90.1 million, of which $30.7 million was paid in cash, $44.0 million was comprised of 9,372,674 shares of common stock and $15.4 million was comprised of assumed options to purchase 3,877,039 shares of common stock. Additionally, 1,400,000 shares of common stock were issued with a fair value of $6.6 million at the time of grant. These shares are subject to risk of forfeiture which lapses in full four years after the acquisition date. These shares were excluded from the consideration transferred and are being recorded as stock-based compensation expense.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of March 31, 2023, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

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

5. Goodwill and Intangible Assets

Goodwill

As a result of sustained decreases in the Company’s publicly quoted share price during the fourth quarter of 2022, the Company conducted an analysis of its goodwill as of December 31, 2022, and performed a quantitative goodwill impairment assessment. Based on the Company's quantitative goodwill impairment assessment, it concluded that the carrying value of its reporting unit exceeded its fair value and that all of its goodwill was fully impaired as of December 31, 2022.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	March 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$153	$847	5.1
Developed technology	9,600	1,760	7,840	4.1
Customer relationships	10,700	1,090	9,610	8.1
Total	$21,300	$3,003	$18,297

The Company recorded $0.8 million of amortization expense during the three months ended March 31, 2023, which was recorded as intangible amortization expense in the condensed consolidated statement of operations. There was no amortization expense during the three months ended March 31, 2022. There was no impairment of intangible assets recorded for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2023	$2,457
2024	3,276
2025	3,276
2026	3,276
2027	1,996
2028 and thereafter	4,016
Total	$18,297

6. Reverse Recapitalization

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

Earn-Out Shares

Each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 28,125,000 shares of Common Stock (the “Earn-Out Shares”). The Earn-Out Shares will become payable as follows:

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

The Earn-Out Shares issuable to holders of Old Sarcos capital stock are accounted for as equity-linked instruments and recorded in additional paid-in capital, and the Earn-Out Shares issuable to holders of Old Sarcos capital stock subject to restricted stock awards are accounted for as share-based compensation. The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of March 31, 2023, there remained 28,125,000 Earn-Out Shares potentially issuable.

7. Warrants

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

Each whole Warrant entitles the registered holder to purchase one share of the Company's Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company's Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of March 31, 2023, there were outstanding Warrants to purchase 20,549,453 shares of Common Stock.

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

8. Stock-based Compensation

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 30.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 12.8 million shares of Common Stock. As of March 31, 2023, 9.7 million shares were available to grant under the 2021 Plan.

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

Stock Option Activity

The following summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2022	14,263,165	$2.80	7.1	$698
Granted	10,046,677	0.47
Cancelled	(586,561)	2.29
Outstanding – March 31, 2023	23,723,281	$1.83	8.2	$536
Exercisable – December 31, 2022	8,489,185	$1.58	5.8	$698
Exercisable – March 31, 2023	8,378,704	$1.70	5.6	$488

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2022	3,614,708	$3.91
Granted	5,643,844	0.47
Released	(43,183)	7.04
Cancelled	(65,698)	3.71
Outstanding – March 31, 2023	9,149,671	$1.77

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended March 31,
(In thousands)	2023	2022
Cost of revenue	$7	$14
Research and development	210	155
Sales and marketing	207	132
General and administrative	2,240	10,549
Total stock-based compensation expense	$2,664	$10,850

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(21,476)	$(19,202)
Denominator:
Weighted average shares outstanding, basic and diluted	152,827,729	137,908,690
Basic and diluted net loss per share	$(0.14)	$(0.14)
Anti-dilutive securities, excluded	82,947,405	62,564,533

As the Company incurred a net loss for the three months ended March 31, 2023 and 2022, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

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

The Company had no income tax expense for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 and 2022 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

11. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheet as of March 31, 2023 and December 31, 2022.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of March 31, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

Unconditional Purchase Commitment

As of March 31, 2023, the Company has an unconditional purchase commitment of $4.0 million, which is related to operational expenses and all of which is expected to be settled during the year ended December 31, 2023. The Company expects this amount to be paid in two equal installments, one during each of the second and third quarters 2023.

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

The Company’s revenue is derived primarily from U.S. customers. During the three months ended March 31, 2023, the Company had $0.7 million of revenue earned from customers located outside the United States. During the three months ended March 31, 2022, the Company had no material revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees as of March 31, 2023. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Sarcos Technology and Robotics Corporation,” "Sarcos," “we,” “us,” and “our” refers to Sarcos Technology and Robotics Corporation, and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report (this “Report”) as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this Report. As discussed in the Special Note Regarding Forward-Looking Statements below, in addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II Item 1A Risk Factors and elsewhere in this Report.

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

Overview

We are a technology leader in the design, development and manufacture of advanced robotic systems and solutions that redefine human possibilities. We design and produce highly-dexterous mobile robotic systems and solutions for use in dynamic and unstructured environments. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. Our robotic systems are designed to augment and increase human productivity, rather than replace humans, by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines.

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

We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In an effort to manage potential supply chain risks, in particular long and unpredictable lead-times, we have accelerated and expect to continue to accelerate purchases of various materials, parts and components for the foreseeable future to support product development and current and future production of our commercial units, which has increased and will likely continue to increase our use of cash. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

We will continue to monitor the global impact of COVID-19 and its effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, the effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods. Given this uncertainty, we cannot reasonably estimate the impact of the COVID-19 pandemic on our future results of operations, cash flows, or financial condition.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our Core Products

We expect that revenue from the commercial launch of teleoperated/semi-autonomous commercial products will determine our near-term financial success. We began initial production of commercial units of the Guardian XM during September 2022 and initial production of commercial units of the Guardian XT during December 2022. Development and production priorities are driven by a combination of our views and expectations of customer demand, supply chain constraints and overall manufacturing and product technical readiness. We expect that as our products continue to be tested, begin production and experience the rigors of regular customer use, we will continue to learn and make improvements to our products by integrating design and product feedback into current or future products. Timelines may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors discussed under Part II Item 1A Risk Factors “Risks Related to Our Business and Industry.” Such challenges may result in further delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development, testing and manufacturing requirements of our products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture, sell and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, we have taken numerous steps to manage our use of cash and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. We are satisfied with our liquidity and currently have no plans to do an equity financing in 2023. However, we may seek additional capital from time to time to bolster our cash reserves, reduce our financial risk, help finance product manufacturing and inventory costs and pursue business objectives. We will continue monitoring our liquidity, financial and business results and outlook and market conditions, and could change our plans if we determine it to be necessary or advisable. Any delays in the successful completion of the commercialization of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

Acquisition and Integration of RE2

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities for use in any environment. The results presented and discussed below include the activity for RE2 from the acquisition date through March 31, 2023. Our results do not include RE2’s financial information prior to the acquisition.

Customer Demand

Although we have only recently begun production of commercial units of some of our products in limited quantities, we have received interest from potential customers that have tested or witnessed demonstrations of our pre-commercial units. However, because our robotic systems represent a new product category in markets that currently rely generally on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Manufacturing of Our Products

To the extent we obtain commercial orders for our products, we will need to manufacture and deliver them to our customers. We have recently entered into an agreement with a third-party contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until at least the end of 2023. We expect that this contract manufacturing partner will initially focus on helping us produce product sub-systems. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 systems, depending on the mix. However, we do not believe that we will use all of that capacity in 2023. For additional information around the risks associated with contract manufacturing see Part II Item 1A Risk Factors “Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.”

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

Results of Operations

The discussion below regarding our results of operations for the three months ended March 31, 2023, includes the financial results of RE2 beginning on the acquisition date through March 31, 2023. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue, Net

The following table presents our revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$2,296	$733	$1,563	213%
Product Revenue	—	10	(10)	(100)%
Revenue, net	$2,296	$743	$1,553	209%

Revenue increased by $1.6 million, or 209%, from $0.7 million for the three months ended March 31, 2022, to $2.3 million for the three months ended March 31, 2023, as explained below.

Product Development Contract Revenue

Revenue derived from product development contract revenue increased by $1.6 million, or 213%, from $0.7 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023. The increase was primarily due to revenue recognized from contracts acquired as part of the RE2 acquisition. We expect future revenue from product development contracts to increase on a year over year basis due to the inclusion of RE2 product development contract revenue for the full year and as we bring on additional development contracts that support our commercialization efforts. As we focus on initial commercial product sales of our core products, our product development contract revenue is expected to decrease as a percentage of total revenue.

Product Revenue

Revenue derived from product sales was not significant for the three months ended March 31, 2022 or the three months ended March 31, 2023. The lack of product sales was due to our focus on the commercialization of our core products.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$1,786	$488	$1,298	266%
Research and development	9,403	5,881	3,522	60%
General and administrative	9,735	17,792	(8,057)	(45)%
Sales and marketing	3,741	2,211	1,530	69%
Intangible amortization expense	819	—	819	*NM
Total operating expenses	$25,484	$26,372	$(888)	(3)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $1.3 million, or 266%, from $0.5 million for the three months ended March 31, 2022, to $1.8 million for the three months ended March 31, 2023. Cost of revenue increased significantly mainly due to the increase in revenue from the inclusion of RE2's product development contract revenue and the costs associated with that revenue during the three months ended March 31, 2023.

Research and Development

Research and development expenses increased by $3.5 million, or 60% from $5.9 million for the three months ended March 31, 2022, to $9.4 million for the three months ended March 31, 2023. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and increased direct materials charges. Additionally, allocated overhead and fringe related costs increased due to the increase in labor costs in the current year. We expect research and development expenses to decrease during 2023 on a year-over-year basis as we reduce our use of third-party research and development resources in our efforts to refine our existing products and further enhance our efforts on our future products and software.

General and Administrative

General and administrative expenses decreased by $8.1 million, or 45%, from $17.8 million for the three months ended March 31, 2022, to $9.7 million for the three months ended March 31, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $8.3 million due to certain awards vesting in the prior year. With the exception of stock-based compensation expense, we expect our general and administrative expenses to increase slightly during 2023 on a year-over-year basis due to commercialization efforts and public company compliance requirements, but to decrease as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 69%, from $2.2 million for the three months ended March 31, 2022, to $3.7 million for the three months ended March 31, 2023. This increase was driven by an increase in professional service fees due to the engagement of a third-party vendor utilized in data management of our products and services, and increased expenses related to additional headcount due in part to our RE2 acquisition. We expect our sales and marketing expenses to increase during 2023 on a year-over-year basis as our revenue increases.

Intangible Amortization Expense

Intangible amortization expenses increased by $0.8 million, from $0.0 million for three months ended March 31, 2022, to $0.8 million for the three months ended March 31, 2023. The increase in intangible amortization expense is due to the recognition of amortization expenses on identified intangible assets recorded as part of the RE2 acquisition.

Other Income

The following table presents other income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income (expense), net	$1,099	$11	$1,088	9,891%
(Loss) gain on warrant liability	(436)	6,414	(6,850)	(107)%
Other income, net	1,049	2	1,047	52,350%
Total other income	$1,712	$6,427	$(4,715)	(73)%

Other income decreased by $4.7 million for the three months ended March 31, 2023 as compared to the prior year period, as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased interest income from our investments in marketable securities and increased other income related to the employee retention credit.

Liquidity and Capital Resources

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of March 31, 2023, we had $94.7 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report; however, we may need to secure additional financing prior to achieving positive operating cash flows, which we do not expect to occur until 2025 at the earliest.

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

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our customer base. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We currently expect to obtain outside financing to help cover production costs for product orders. In addition, we have taken numerous steps to manage our use of cash and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. We are satisfied with our liquidity and currently have no plans to do an equity financing in 2023. However, we may seek additional capital from time to time to bolster our cash reserves, reduce our financial risk, help finance product manufacturing and inventory costs and pursue business objectives. We will continue monitoring our liquidity, financial and business results and outlook and market conditions, and could change our plans if we determine it to be necessary or advisable. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(20,122)	$(12,452)	$(7,670)	62%
Net cash provided by (used in) investing activities	10,338	(514)	10,852	(2,111)%
Net cash used in financing activities	(7)	(5,190)	5,183	(100)%
Net decrease in cash, cash equivalents	$(9,791)	$(18,156)	$8,365	(46)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2023 increased by $7.7 million to $20.1 million from $12.5 million during the same period in 2022. The increase to net cash used in operating activities was primarily attributable to a $2.3 million increase to net loss, a net decrease of $1.1 million in non-cash expenses driven mainly by decreased stock-based compensation partially offset by increased losses on warrant liability revaluation. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $4.3 million, which was mainly due to increases to inventories and prepaid expenses and other current assets and a decrease in accounts payable, partially offset by decreases in unbilled receivables.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the three months ended March 31, 2023 increased by $10.9 million. The increase in cash provided by investing activities is predominantly due to $10.7 million of maturities of marketable securities, net of purchases, during the three months ended March 31, 2023.

Net Cash Used In Financing Activities

Our overall cash used in financing activities during the three months ended March 31, 2023 decreased by $5.2 million as compared to the prior year period. The decrease in financing activities was mainly due to a $5.2 million decrease in funds used to repurchase shares of common stock that were withheld for payment of tax withholding obligations upon the vesting of equity awards.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our 2022 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $21.5 million for the three months ended March 31, 2023, and a net loss of $157.1 million for the year ended December 31, 2022. We believe that we will continue to incur operating and net losses until 2025 at the earliest. Even if we are able to successfully develop our robotic systems and solutions and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems and solutions and our ability to lower production costs as we achieve economies of scale through high-volume production, none of which may occur.

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

We had negative cash flow from operating activities of $65.4 million and $42.1 million for the years ended December 31, 2022 and 2021, respectively, and negative cash flow from operating activities of $20.1 million for the three months ended March 31, 2023. We expect to continue to have negative cash flow from operating and investing activities until 2025 at the earliest as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our products, increase sales, engage in continuous development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability. We may not achieve positive cash flow in the near future or at all.

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

We may need to hire a significant number of additional personnel, including engineers, design and production personnel and service technicians for our robotic systems and solutions. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing and servicing dexterous robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Further, since December 2021, we have hired a significant number of new employees, including Kiva Allgood, our CEO, in December 2021, Andrew Hamer, our CFO, in October 2022 and, as a result of the RE2 acquisition, Jorgen Pedersen as our COO in April 2022 and other senior employees, as well as over 100 employees as a result of our acquisition of RE2 in April 2022. Integrating a large number of new employees in a short time can cause disruptions to processes, projects, culture, priorities and a company as a whole. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Further, we face these and other risks as a result of our acquisition of RE2. See “The success of our acquisition of RE2, Inc. is subject to numerous risks and uncertainties, including integration risks.” Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with new leadership and a large number of new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

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

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including timely hiring of additional skilled personnel, timing of commercial launch of our robotic systems and solutions, the level of demand for our robotic systems and solutions, the size of our target markets, the performance of our robotic systems and solutions, the utilization of the robot fleet, product pricing, the useable life of the robotic systems and solutions, cost of manufacturing, cost of components and availability of adequate supply, number of systems that will need to be manufactured in each batch, the nature and length of the sales cycle and maintenance and servicing costs. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Some of these risks, uncertainties and contingencies that could determine whether actual operating and financial results and business developments will be consistent with our expectations and assumptions include:

•
demand for our products;

•
the design, quality and pricing of our products;

•
our ability to successfully continue to integrate RE2 into our business and achieve the expected benefits of the acquisition;

•
our ability to adequately address customer needs and safety requirements;

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

We have begun production of the initial commercial versions of some of our products and to offer some products for sale. We expect to begin production of the initial commercial versions of other products as our development efforts progress. Development and production priorities are driven by a combination of customer demand, supply chain constraints and overall manufacturing and product technical readiness. We expect that as our products continue to be tested, begin production and experience the rigors of regular customer use, we will continue to learn and make improvements to our products by integrating design and product feedback into current or future products.

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

•
We and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. Our products are complex and some contain several thousand components. Difficulty securing components and materials has resulted in delays in the development of certain of our products, including the Guardian XO, and could result in further delays in the development and commercialization of our products. Further, such difficulties could result in delays in our ability to manufacture commercial quantities of our products, which delays could be compounded if components or products require redesign or reengineering. Although we actively take steps to manage our supply chain and to order long-lead time parts, materials and components sufficiently in advance of when they are needed, many parts and components require significant lead-times to acquire or the lead-times vary or are unpredictable and some, in particular certain electronics components, could take more than 12 months to acquire.

•
Delays in beginning and ramping up production by a third-party contract manufacturer, whether due to delays in the development of our products or otherwise, could delay the availability of our products for customer delivery. For example, design changes in our products would likely delay production, both internally or by a third-party contract manufacturer. We have recently entered into an agreement with a third-party contract manufacturer. We expect that our contract manufacturing partner will initially help with the production of product sub-systems. However, our contract manufacturing partner will require significant time, ramp-up, testing and coordination before high-volume production capability is achieved. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until at least the end of 2023.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of production and delivery of commercial systems to customers of our products are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflict between Russia and Ukraine, inflation and high interest rates, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Also, if product testing, production or customer use demonstrate that our systems and solutions have not been designed or assembled to deliver the performance, reliability and/or safety that we or our potential customers expect, production of commercial systems and solutions and therefore delivery to customers may be delayed as we work to address the deficiencies. For example, product testing has helped us improve software performance and address defects, identify materials weaknesses and other required fixes. While we believe this process is typical of new product releases and that it leads to product improvements, required product improvements have delayed and may in the future delay our ability to meet our estimated production and customer delivery timelines and volumes, and may lead to warranty and other claims and expenses. Delays in the commercial production, sale and delivery of our products will result in a commensurate delay in revenue and profitability. As a result, our results of operations and financial condition may be materially and adversely affected. In addition, delays in developing and releasing products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions. If we experience further delays in the commercial release of our products, our results of operations and financial condition would be further adversely affected, perhaps materially.

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

Moreover, we and our suppliers are currently experiencing increases in the cost of and an interruption in the supply or shortage of materials. We have experienced and are experiencing significant lead-times, delays, costs and quality issues with the supply of our parts, materials and components. It is unclear how long these challenges will remain. Due to the complexity of our products, we must effectively secure and manage our supply of several thousand components. Difficulty securing components and materials has resulted and could continue to result in delays in the development of the Guardian XO and could result in delays in the development of our other products, which delays could be compounded if components or products require redesign or reengineering, as discussed under “Commercialization of our core systems and solutions may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.” Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products or require us to sell products at a loss until we are able to reduce costs, whether through volume production synergies or otherwise, either of which could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain also include:

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

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans likely will require us to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows until 2025 at the earliest. Even after achieving positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our robotic systems and solutions on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial robotics market, means we have limited to no historical data on the demand for our robotic systems and solutions. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the design, testing and launch of commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems and solutions. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

Our products represent a new product category, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.

Our industrial highly-dexterous mobile robotic systems and solutions are a new product category in markets that are currently dominated by conventional manual systems and automation. The market demand for and adoption of our products is unproven, and important assumptions about the characteristics of targeted markets (including our estimates of our total addressable market, serviceable addressable market and serviceable obtainable market), pricing (including our analysis of potential customers’ willingness to pay), manufacturing capacity and capabilities and sales cycles (including the timing of achieving commercial sales volumes and associated manufacturing cost synergies) may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no outstanding binding commitments with customers to purchase commercial versions of our core systems or solutions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of our products, which could materially and adversely affect our growth, operating results, financial condition and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as estimated or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

With many of our products still under development, we have limited current customers and no binding orders for the commercial versions of our core systems and solutions, and expected customer trials and discussions with respect to those products may not result in binding orders.

Although we have begun production of the initial commercial versions of some of our products, the initial commercial versions of other systems, as well as our initial solution products, are still under development. With the initial commercial versions of our core products having recently begun production or still under development, we have limited current development customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-commercial systems with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of certain of our systems and solutions. Although we have engaged in dialogue with potential customers about their interest in our core products, expected customer trials and discussions may not result in binding purchase orders. We have limited knowledge of the customer testing that will be required in order for customers to adopt our robotic systems, especially in volume. As such, customer testing may take longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our robotic systems and solutions, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of manufacturing and service operations to meet demand, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders for our products, our business, prospects, financial condition and operating results would be materially and adversely affected.

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

If customers or their employees do not perceive our product offerings to be of value or to be easy and comfortable to use, we may not be able to attract and retain customers and customers may fail to purchase additional systems and solutions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract new customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional systems for many reasons, including difficulties by employees in using the products, insufficient use by customers of robotic systems and solutions, price insufficient ROIs, competitive products, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

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

In order to commence production of an initial commercial version of one of our systems or solutions, we need to complete our development efforts with respect to such initial commercial product. Even after introduction of a commercial version of a product, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Although we have begun production of the initial commercial versions of some of our products, other systems and solutions and various other products are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our core or future products at all or within our currently expected timelines.

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

Design or manufacturing flaws, defects, glitches or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or user errors can result in product recalls, lower than expected return on investment for customers, harm to users and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and the robotic system or solution, unanticipated use of our robotic system, user errors or inadequate disclosure of risks relating to the use of the robotic systems, among others, can lead to injury, property damage or other adverse events. For example, the absence of redundant sub-systems in the Guardian XO could result in injury to person or property if a sub-system fails while the robot is in use. We conduct extensive testing of our systems and solutions, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our products. We conduct investigations to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Operators of the Guardian XO will be wearing the system while it is in use, which could worsen the consequences of an accident. Moreover, because of the size and weight of the systems and solutions, and the nature and variability of the environments in which we expect our products to be used, such as manufacturing and assembly lines, construction, field service and warehouses for the Guardian XO and hazardous environments and at-height for the Guardian XM and Guardian XT, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design or manufacturing defects, glitches, malfunctions or connectivity issues between the central processing unit and the robotic system or solution are discovered during or after the production of pre-commercial and/or commercial systems and solutions, we have experienced and will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of commercial systems and solutions may not occur and/or resume.

Although we are designing the Guardian XO to include important safety features and accommodate customer-specialized protective gear and fall-prevention devices, we may not be able to successfully incorporate sufficient redundancy or other safety features to avoid injuries in the commercial version of the product.

In addition, we may not be aware of design or manufacturing defects until injury to person or property has occurred. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, and such products are manufactured for us by third parties, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

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

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. Over time, we intend to largely outsource the manufacturing of our robotic systems and solutions to third-party manufacturing partners, which would reduce our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our systems and solutions, or our flexibility to respond to changing conditions. In addition, engaging third-party manufacturers involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. Although we have entered into an agreement and begun engagement activities with a contract manufacturing partner, we currently do not anticipate high-volume production by our contract manufacturing partner to be in place until at least the end of 2023.

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

We have recently entered into an agreement with a contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing requires significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until at least the end of 2023. We expect that in 2023 we will have the internal capability to manufacture a total of between 300 – 500 systems, depending on the mix. However, we do not believe that will use all of that capacity in 2023.

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

Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer requirements, we could be required to recall the systems and solutions or cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers.

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

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen our brand may depend on the acceptance of our products by employees of our customers. To promote our brand, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and solutions and other products, establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems and solutions and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Some of the factors that may lead to cost increases are outside of our control, such as national or global geopolitical and economic conditions, including inflation or increases in interest rates. In addition, we may incur significant costs servicing or maintaining our robotic systems and solutions, and we expect that the cost to repair and service our robotic systems and solutions will increase over time as our robotic systems and solutions age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic systems and solutions to meet projected performance metrics and identify and investigate new areas of demand and successfully market our robotic systems and solutions, but also on our ability to sell our robotic systems and solutions at prices needed to achieve sufficient margins and control our costs, including the risks and costs associated with any maintenance and service obligations that we may undertake and warranty obligations. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems and solutions in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

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

We believe we are developing a new category of industrial robotic systems and solutions that augment, rather than replace, humans. In many cases, our primary competition will be traditional modes of human labor, sometimes assisted with material handling products such as overhead cranes, forklifts and pallet jacks. To overcome potential resistance to innovation and the adoption of new products and ways of working, we must demonstrate to customers the value proposition of our products, including increased productivity, reduced costly occupational injuries and broadening the pool of potential employees by equalizing workers’ physical capabilities to include older and less physically capable workers.

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

The following is a breakdown of the competitive landscape for certain of our systems and solutions:

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture robotic systems and solutions, increase production capacity and establish or expand design, research and development, production, sales and service activities and/or facilities fluctuates. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems and solutions or introduce existing robotic systems and solutions to new markets for the first time, as product sales mix varies and as our product development contract revenue fluctuates. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

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

Old Sarcos identified certain accounting errors related to its financial statements. As a result, Old Sarcos management concluded that a material weakness existed in its internal control over financial reporting related to the identification and review of technical issues associated with certain unique, unusual and nonstandard transactions within Old Sarcos’ equity process. As a result of this material weakness, management concluded that its internal control over financial reporting was not effective as of December 31, 2020 and 2021. Management implemented new measures designed to remediate the previously identified material weakness and completed the testing necessary to conclude that the material weakness was remediated as of June 30, 2022.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expect to continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are or are perceived to be inadequate or if we are or are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our securities could decline.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes from the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $9.4 million for the three months ended March 31, 2023, and $34.1 million for the year ended December 31, 2022. We currently expect research and development expenses to decrease slightly during 2023 as we continue to develop and refine our existing products and develop new products and software, though these expenses may increase in the long term. Our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Many of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the war in Ukraine and any related political or economic responses and counter-responses. Further, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against their targets.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

In addition, future regulations in response to global climate change may affect us, our suppliers, and our customers. Such regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. Future environmental regulations could result in decreased demand for our products. If we fail to comply with current and future regulations, or are required to perform site remediation, we could be subject to future liabilities or cost, including penalties or the suspension of production. Current and future regulations may also:

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

Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.

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

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.4% of our Common Stock outstanding as of March 31, 2023, a portion of which remains subject to lock-up obligations under our Bylaws and under lock-up agreements entered into with us (the “Old Sarcos Lock-up Agreements”).

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

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.2% of our Common Stock outstanding as of March 31, 2023. The applicable lock-up periods for the Common Stock held by the Rotor Restricted Stockholders have expired and such Common Stock is freely tradable.

On April 25, 2022, we issued 10.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 7.0% of our Common Stock outstanding as of March 31, 2023, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 3.9 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 7.0 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

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

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.3% of our Common Stock outstanding as of March 31, 2023. These shares are not subject to any lock-up or transfer restrictions.

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

We intend to monitor the closing bid price of our Common Stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. As more fully described in our definitive proxy statement filed with the SEC on April 28, 2023, we are requesting that stockholders approve proposed amendments to our Second Amended and Restated Certificate of Incorporation (our "Charter") at our 2023 annual meeting of stockholders that would permit, but not require, us to effect a reverse stock split of either 1 for 3, 1 for 4, 1 for 5 or 1 for 6. While we plan to review all available options, we may not be able to regain compliance with the Minimum Bid Price Requirement or otherwise be in compliance with other Nasdaq listing criteria. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock, impairing your ability to sell or purchase shares of our Common Stock when you wish to do so, and could result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not be sufficient to allow the Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of March 31, 2023, we had outstanding Public Warrants to purchase approximately 14,648,972 shares of Common Stock at $11.50 per share and Private Placement Warrants to purchase 5,900,481 shares at $11.50 per share. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: May 10, 2023	By:	/s/ Kiva A. Allgood
Kiva A. Allgood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)