Form 10-Q
period 2023-06-30
Sarcos Technology & Robotics Corp
filed 2023-08-09
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, the registrant had 25.8 million shares of Common Stock, $0.0001 par value per share, outstanding.

All share and per share amounts, including the exercise or conversion price of any of our securities, as applicable, shown in this report have been adjusted to reflect the occurrence of a 1-for-6 reverse split of our common stock that occurred on July 5, 2023 (the “Reverse Stock Split”).

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
•
Commercialization of our systems, solutions and software may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.
•
If we are successful in commercializing our products, our revenue will be concentrated in a limited number of products for the foreseeable future.
•
With our focus products still under development, we have limited current customers and no binding orders for commercial versions of our systems, solutions and software, and expected customer trials and discussions with respect to those products may not result in binding orders.
•
We may fail to attract or retain customers at sufficient rates or at all.
•
We have decided to focus on a standard product sales model for our robotic systems and solutions, which may not prove to be effective.
•
Our products represent new product categories or advancements, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.
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
•
We are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our products.
•
We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations and commercialization of our core systems.
•
Design or manufacturing flaws, defects, glitches, bugs or malfunctions in our products, including the software that operates them, failure of our products to perform as expected, connectivity issues or user errors can result in product recalls, lower than expected return on investment for customers, harm to users and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
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

•
If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our products successfully.
•
We may be unable to adequately control the costs associated with our operations.
•
We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new and current products, which could significantly reduce our profitability and may never result in revenue.
•
Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•
Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•
If we fail to maintain and strengthen effective systems of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
•
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.
•
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
•
Our reverse stock split to regain compliance with the Nasdaq Global Market Minimum Bid Price Requirement may not result in a proportional increase in the per share price of our common stock and may decrease the liquidity of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,566	$35,159
Marketable securities	49,579	79,337
Accounts receivable	1,280	1,866
Unbilled receivables	1,527	4,160
Inventories, net	3,723	3,562
Prepaid expenses and other current assets	3,594	5,015
Total current assets	85,269	129,099
Property and equipment, net	6,763	7,640
Intangible assets, net	17,479	19,116
Operating lease assets	10,692	11,283
Other non-current assets	463	487
Total assets	$120,666	$167,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,597	$3,620
Accrued liabilities	4,049	6,025
Current operating lease liabilities	1,040	887
Total current liabilities	9,686	10,532
Operating lease liabilities	11,736	12,387
Other non-current liabilities	195	256
Total liabilities	21,617	23,175
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of June 30, 2023, and December 31, 2022; 25,841,889 and 25,708,519 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	3	3
Additional paid-in capital	451,815	447,085
Accumulated other comprehensive loss	(12)	(17)
Accumulated deficit	(352,757)	(302,621)
Total stockholders’ equity	99,049	144,450
Total liabilities and stockholders’ equity	$120,666	$167,625

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$1,277	$3,038	$3,573	$3,781
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	943	3,146	2,729	3,634
Research and development	11,706	7,569	21,109	13,450
General and administrative	8,252	18,146	17,987	35,938
Sales and marketing	4,410	2,586	8,151	4,797
Intangible amortization expense	819	574	1,638	574
Asset write-down and restructuring	5,106	—	5,106	—
Total operating expenses	31,236	32,021	56,720	58,393
Loss from operations	(29,959)	(28,983)	(53,147)	(54,612)
Interest income, net	874	148	1,973	159
Gain on warrant liability	439	4,113	3	10,527
Other (loss) income, net	(11)	(2)	1,038	—
Loss before income tax (expense) benefit	(28,657)	(24,724)	(50,133)	(43,926)
Income tax (expense) benefit	(3)	1,606	(3)	1,606
Net loss	$(28,660)	$(23,118)	$(50,136)	$(42,320)
Net loss per share
Basic and diluted	$(1.12)	$(0.95)	$(1.97)	$(1.79)
Weighted-average shares used in computing net loss per share
Basic and diluted	25,512,057	24,379,549	25,491,654	23,685,766

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(28,660)	$(23,118)	$(50,136)	$(42,320)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale investments	(54)	—	5	—
Total other comprehensive (loss) income	(54)	—	5	—
Comprehensive loss	$(28,714)	$(23,118)	$(50,131)	$(42,320)

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	22,953,510	$2	$359,451	$—	$(145,491)	$213,962
Stock-based compensation	—	—	10,850	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	335,649	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(132,315)	—	(5,250)	—	—	(5,250)
Exercise of stock options	13,930	—	65	—	—	65
Net loss	—	—	—	—	(19,202)	(19,202)
Balance at March 31, 2022	23,170,774	$2	$365,116	$—	$(164,693)	$200,425
Stock-based compensation	—	—	10,270	—	—	10,270
Common stock issued upon vesting of restricted stock awards and restricted stock units	233,811	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(77,397)	—	(1,342)	—	—	(1,342)
Exercise of stock options	248,734	—	486	—	—	486
Common stock and assumed equity awards in connection with a business acquisition	1,795,446	—	59,556	—	—	59,556
Net loss	—	—	—	—	(23,118)	(23,118)
Balance at June 30, 2022	25,371,368	$2	$434,086	$—	$(187,811)	$246,277

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued upon vesting of restricted stock awards and restricted stock units	7,204	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(2,170)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	25,713,553	$3	$449,784	$42	$(324,097)	$125,732
Stock-based compensation	—	—	2,070	—	—	2,070
Common stock issued upon vesting of restricted stock awards and restricted stock units	151,327	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(22,991)	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(28,660)	(28,660)
Balance at June 30, 2023	25,841,889	$3	$451,815	$(12)	$(352,757)	$99,049

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,136)	$(42,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,734	21,120
Depreciation of property and equipment	843	594
Amortization of intangible assets	1,638	574
Change in fair value of warrant liability	(3)	(10,527)
Amortization of investment discount	(1,365)	—
Asset write-down and restructuring	5,106	—
Changes in operating assets and liabilities
Accounts receivable	586	463
Unbilled receivable	2,634	(635)
Inventories	(4,588)	(424)
Prepaid expenses and other current assets	1,420	3,941
Other non-current assets	615	356
Accounts payable	1,005	(401)
Accrued liabilities	(1,823)	1,242
Other non-current liabilities	(651)	(1,907)
Net cash used in operating activities	(39,985)	(27,924)
Cash flows from investing activities:
Purchases of property and equipment	(673)	(690)
Acquisition of a business, net of cash acquired	—	(29,687)
Purchases of marketable securities	(48,872)	(79,507)
Maturities of marketable securities	80,000	—
Net cash provided by (used in) investing activities	30,455	(109,884)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	551
Shares repurchased for payment of tax withholdings	(61)	(6,596)
Payment of obligations under capital leases	(2)	(2)
Net cash used in financing activities	(63)	(6,047)
Net decrease in cash, cash equivalents	(9,593)	(143,855)
Cash, cash equivalents at beginning of period	35,159	217,114
Cash, cash equivalents at end of period	$25,566	$73,259
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$—
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$—	$59,556
Purchases of property and equipment included in accounts payable at period-end	$12	$—

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”) is a technology leader in the design, development and manufacture of advanced robotic systems, solutions and software that redefine human possibilities. The Company designs, develops and produces highly-dexterous mobile robotic systems and solutions for use in dynamic and unstructured environments and develops related software, including its AI/ML (artificial intelligence/machine learning) software platform to enable generalizable autonomy.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of June 30, 2023, are unaudited. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.

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

Immediately prior to the effective time of the Merger (the “Effective Time”), all issued and outstanding warrants to purchase shares of Class A common stock of Old Sarcos were net exercised and all issued and outstanding shares of preferred stock of Old Sarcos were converted into common stock of Old Sarcos (collectively, the “Old Sarcos Common Stock”). Pursuant to the terms of the Merger Agreement, at the Effective Time:

•
each outstanding share of Old Sarcos Common Stock, after giving effect to the conversion described above, was cancelled and converted into and became (i) the right to receive approximately 0.854870404 shares (the “Exchange Ratio”) of Common Stock of the Company, par value $0.0001 per share (the “Common Stock”), rounded down to the nearest whole share plus (ii) the contingent right to receive a portion of additional shares of Common Stock upon achievement of certain milestones (the “Contingent Merger Consideration”), as described below; and
•
the outstanding options, restricted stock units (“RSUs”) and a restricted stock award (“RSA”) of Old Sarcos, whether vested or unvested, were assumed by the Company and converted into options, RSUs and an RSA of the Company;

In addition, each holder of Old Sarcos capital stock (including the Old Sarcos RSA) was entitled to a right to Contingent Merger Consideration at the Closing Date in the form of earn-outs, up to an aggregate of 4.7 million shares of Common Stock.

On the Closing Date, certain investors (the “PIPE Investors”) purchased from the Company approximately 3.7 million shares (the “PIPE Shares”) of Common Stock at a price of $60.00 per share, for an aggregate purchase price of $220.0 million (the “PIPE Financing”), in a private placement pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of April 5, 2021.

On September 27, 2021, the Common Stock and warrants of Sarcos Technology and Robotics Corporation (formerly those of Rotor Acquisition Corp.), ceased trading on the New York Stock Exchange and began trading on The Nasdaq Global Market (“Nasdaq”) as “STRC” and “STRCW”, respectively.

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. The results presented herein include the activity of RE2 from the acquisition date through June 30, 2023. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

Reverse Stock Split

On July 5, 2023, the Company effected a 1-for-6 reverse stock split ("Reverse Stock Split") of the Company's outstanding shares of common stock, as approved by the Company's stockholders at the Company’s Annual Meeting of Stockholders held on June 14, 2023. All share and per share amounts of common stock, options, warrants, restricted stock and restricted stock units in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Asset Impairment and Restructuring

On July 12, 2023, the Company announced that it had refined its sales strategy to focus on products that have the most potential for near-term revenue growth and strategic opportunities that show the greatest market traction and meet an acute customer need. The Company's optimization efforts include realigning its cost structure to reduce expenses and headcount and consolidating its Pittsburgh manufacturing into its Salt Lake City location. In connection with this restructuring, the Company incurred charges of $5.1 million in the three and six months ended June 30, 2023, including $4.4 million due to the write-down of inventory and $0.7 million related to the impairment of certain fixed assets. The Company anticipates incurring additional restructuring expense related to the reduction of headcount of approximately $6.0 million, net, during the third quarter of 2023, which includes approximately $1.5 million in cash severance and benefit payments. The remainder of the additional restructuring expense is anticipated to be non-cash adjustments largely related to the acceleration of stock-based compensation expense resulting from the accelerated termination of the Company's redemption right over certain shares held by the Company's former Chief Operating Officer in connection with the expected termination of his employment during the third quarter of 2023.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $75.1 million as of June 30, 2023, compared to $114.5 million as of December 31, 2022. The Company has historically incurred losses and negative cash flows from operations. As of June 30, 2023, the Company also had an accumulated deficit of approximately $352.8 million and working capital of $75.6 million.

These financial statements have been prepared in accordance with GAAP and on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main sources of liquidity have been cash generated by equity offerings and debt. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion of sales and marketing activities, customer growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

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

(4)
Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount the Company would sell the good(s) or service(s) to a customer on a standalone basis. For government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because the Company's contract pricing with government customers is generally based on expected cost plus a margin, the standalone selling price of the good(s) or service(s) in the Company's contracts with government customers are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

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

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of the Company's products and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and six months ended June 30, 2023 and 2022, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Product Development Contract Revenue	$1,274	$2,982	$3,570	$3,715
Product Revenue	3	56	3	66
Revenue, net	$1,277	$3,038	$3,573	$3,781

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of June 30, 2023 and December 31, 2022, are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)
Ending Balance as of December 31, 2022	$1,866	$4,160	$62	$11
Increase/(decrease), net	(586)	(2,633)	190	(10)
Ending Balance as of June 30, 2023	$1,280	$1,527	$252	$1

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2022 and 2021, respectively.

Remaining Performance Obligations

As of June 30, 2023, the Company had backlog, or revenue related to remaining performance obligations, of $4.8 million. The Company expects most of this backlog to be recognized over the next 12 months.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$49,579	$—	$—	$49,579
Total assets	$49,579	$—	$—	$49,579

Liabilities:
Warrant liability	$—	$194	$—	$194
Total liabilities	$—	$194	$—	$194

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$79,337	$—	$—	$79,337
Total assets	$79,337	$—	$—	$79,337

Liabilities:
Warrant liability	$—	$253	$—	$253
Total liabilities	$—	$253	$—	$253

As of June 30, 2023, the Company held $49.6 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of June 30, 2023 and December 31, 2022, inventories, net consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$2,757	$2,081
Work-in-process	78	180
Finished goods, net	888	1,301
Total inventories, net	$3,723	$3,562

The Company had inventory reserves of $1.1 million as of June 30, 2023 and $0.4 million as of December 31, 2022.

Prepaid Expenses and Other Current Assets

As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Prepaid insurance	$1,304	$3,420
Software	1,513	1,191
Other prepaid expenses and assets	777	404
Total prepaid expenses and other current assets	$3,594	$5,015

Property and Equipment, Net

As of June 30, 2023 and December 31, 2022, property and equipment, net consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Robotics and manufacturing equipment	$2,124	$1,610
Leasehold improvements	4,458	4,442
Computer equipment	1,817	1,719
Financed leased computer equipment	271	271
Software	389	389
Furniture and fixtures, and other fixed assets	1,017	1,835
Property and equipment, gross	10,076	10,266
Accumulated depreciation	(3,313)	(2,626)
Property and equipment, net	$6,763	$7,640

Depreciation expenses were $0.4 million and $0.3 million, for the three months ended June 30, 2023 and 2022, respectively. Depreciation expenses were $0.8 million and $0.6 million, for the six months ended June 30, 2023 and 2022, respectively.

Accrued Liabilities

As of June 30, 2023 and December 31, 2022, accrued liabilities consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Payroll and related costs	$2,969	$4,271
Other accrued expenses and current liabilities	1,080	1,754
Total accrued liabilities	$4,049	$6,025

4. Acquisitions

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities. This acquisition significantly increased our engineering team and added additional products and target markets to the Company’s total addressable market. The aggregate consideration transferred was $90.1 million, of which $30.7 million was paid in cash, $44.0 million was comprised of 1,562,112 shares of common stock and $15.4 million was comprised of assumed options to purchase 646,173 shares of common stock. Additionally, 233,333 shares of common stock were issued with a fair value of $6.6 million that are subject to risk of forfeiture which lapses over four years after the acquisition date. These shares were excluded from the consideration transferred and are being recorded as stock-based compensation expense.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The Company recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date.

The following table presents the final purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

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

Acquired Intangible Assets

As of June 30, 2023, acquired intangible assets, net consisted of the following:

	June 30, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$194	$806	4.8
Developed technology	9,600	2,240	$7,360	3.8
Customer relationships	10,700	1,387	$9,313	7.8
Total	$21,300	$3,821	$17,479

The Company recorded $0.8 million and $0.6 million of amortization expense during the three months ended June 30, 2023 and 2022, respectively. The Company recorded $1.6 million and $0.6 million of amortization expense during the six months ended June 30, 2023 and 2022, respectively. Amortization expense was recorded as intangible amortization expense in the condensed consolidated statements of operations. There was no impairment of intangible assets recorded for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2023	$1,639
2024	3,276
2025	3,276
2026	3,276
2027	1,996
2028 and thereafter	4,016
Total	$17,479

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

Earn-Out Shares

Each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the “Earn-Out Shares”). The Earn-Out Shares will become payable as follows:

•
2,343,750 shares of Common Stock of the Company in the aggregate if the closing share price of a share of Common Stock of the Company is equal to or exceeds $90.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date.
•
2,343,750 shares of Common Stock of the Company if the closing share price of a share of Common Stock of the Company is equal to or exceeds $120.00 for 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fifth anniversary of the Closing Date.

The Earn-Out Shares issuable to holders of Old Sarcos capital stock are accounted for as equity-linked instruments and recorded in additional paid-in capital, and the Earn-Out Shares issuable to holders of Old Sarcos capital stock subject to restricted stock awards are accounted for as share-based compensation. The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of June 30, 2023, there remained 4,687,500 Earn-Out Shares potentially issuable.

7. Warrants

On January 20, 2021, Rotor consummated the initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one sixth of a share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the “Private Placement Warrants”) in a private placement to Rotor Sponsor LLC (the “Sponsor”), an affiliate of Rotor’s officers and directors, and certain funds and accounts managed by two qualified institutional buyers. At the Closing Date, Old Sarcos acquired the net liabilities from Rotor, including the Public Warrants, that were recorded as equity instruments, and the Private Placement Warrants, that were recorded as warrant liabilities (together the “Warrants”).

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company's Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of June 30, 2023, there were outstanding Warrants to purchase 3,424,908 shares of Common Stock.

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

Redemption of Warrants When the Price per Share of the Company's Common Stock Equals or Exceeds $108.00. Once the Warrants become exercisable, the Company may call the Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

•
if, and only if, the last reported sale price of the shares of the Company's Common Stock for any 20 trading days within a 30-trading day period commencing after the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Warrant holders (which is referred to as the “Reference Value”) equals or exceeds $108.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

Redemption of Warrants When the Price per Share of Our Common Stock Equals or Exceeds $60.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants if the Company does not utilize this redemption provision):

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company's Common Stock;
•
if, and only if, the Reference Value (as defined above) equals or exceeds $60.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
•
if the Reference Value is less than $108.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its Warrants) as the outstanding Public Warrants, as described above.

8. Stock-based Compensation

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of June 30, 2023, 1.9 million shares were available to grant under the 2021 Plan.

2015 Stock Plan

The Old Sarcos 2015 Equity Incentive Plan (the “2015 Plan”) provided stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. These awards generally vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. Following the closing of the Business Combination, no further awards may be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan subject to the maximum number of shares allowed by the 2021 Plan.

RE2 Stock Plans

In connection with the acquisition of RE2, the Company assumed the outstanding stock plans and certain outstanding stock options of RE2. These stock options are governed by the plans and agreements under which they were originally issued, but are now exercisable for shares of Common Stock.

Stock Option Activity

The following summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2022	2,377,503	$16.80	7.1	$698
Granted	1,859,200	2.79
Cancelled	(618,299)	13.99
Outstanding – June 30, 2023	3,618,404	$10.08	7.9	$275
Exercisable – December 31, 2022	1,414,864	$9.48	5.8	$698
Exercisable – June 30, 2023	1,429,424	$11.55	5.5	$275

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the six months ended June 30, 2023:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2022	602,561	$22.01
Granted	1,274,325	2.71
Released	(158,531)	19.55
Cancelled	(293,231)	14.06
Outstanding – March 31, 2023	1,425,124	$6.66

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$31	$24	$38	$38
Research and development	377	159	587	314
Sales and marketing	306	251	513	383
General and administrative	1,356	9,836	3,596	20,385
Total stock-based compensation expense	$2,070	$10,270	$4,734	$21,120

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(28,660)	$(23,118)	$(50,136)	$(42,320)
Denominator:
Weighted average shares outstanding, basic and diluted	25,512,057	24,379,549	25,491,654	23,685,766
Basic and diluted net loss per share	$(1.12)	$(0.95)	$(1.97)	$(1.79)
Anti-dilutive securities, excluded	13,389,271	11,586,027	13,389,271	11,586,027

As the Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

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

The Company had income tax expense of $3,000 for the three and six months ended June 30, 2023, as compared to income tax benefit of $1.6 million for the three and six months ended June 30, 2022. The provision for income taxes for the three months ended June 30, 2023 and 2022 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

11. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of June 30, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

Unconditional Purchase Commitment

As of June 30, 2023, the Company has an unconditional purchase commitment of $2.0 million, which is related to operational expenses and all of which was paid during the third quarter of 2023.

12. Segment Information

The Company’s Interim Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The CODM does not evaluate profitability below the level of the consolidated company. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

The Company’s revenue is derived primarily from U.S. customers. During the three and six months ended June 30, 2023, the Company had $0.2 million and $0.9 million, respectively, of revenue earned from customers located outside the United States. During the three and six months ended June 30, 2022, the Company had $0.6 million of revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees as of June 30, 2023. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching on a portion of their contributions.

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
•
our product roadmap, including expected timing of new product releases;
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
•
changes in the markets for our products and services;
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

Overview

We are a technology leader in the design, development and manufacture of advanced robotic systems, solutions and software that redefine human possibilities. We design, develop and produce highly-dexterous mobile robotic systems and solutions for use in dynamic and unstructured environments and develop related software, including our AI/ML (artificial intelligence/machine learning) software platform to enable generalizable autonomy. Our mission is to increase worker productivity and longevity and prevent injuries through robotics. Our robotic systems are designed to augment and increase human productivity, rather than replace humans, by combining human intelligence, instinct and judgment with the strength, endurance and precision of machines.

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30 years and significant investment in research and development in our proprietary technologies and our extensive patent portfolio. Through our development efforts on products such as the Guardian XO, Guardian XT, Guardian XM and Guardian Sea Class, we have developed a significant amount of advanced technology that we are leveraging across our systems and solutions. In addition, we have been developing AI software and technologies for many years. We believe our foundational technology developed over many years is a key competitive strength as we continue to develop and work to commercialize our products.

On July 12, 2023, we announced that we had refined our sales strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need. These products include our Guardian Sea Class system and certain aviation (baggage handling and exterior aircraft maintenance) and solar (solar field panel installation) solutions, as well as our commercial AI autonomy software platform to enable generalizable autonomy. Each of these focus products has been under development for some time. We made the decision to focus on these products based on a combination of our views and expectations of customer demand, supply chain constraints and overall manufacturing and product technical readiness.

In addition, we announced steps to optimize our organization in pursuit of these product opportunities and to reduce costs, including reducing headcount and consolidating our Pittsburgh manufacturing into our Salt Lake City location. In connection with the restructuring, we incurred charges of $5.1 million in the three and six months ended June 30, 2023, related to the write-down of inventory and fixed assets. We anticipate incurring additional restructuring expense related to the reduction of headcount of approximately $6.0 million, net, during the third quarter of 2023, which includes approximately $1.5 million in cash severance and benefit payments. The remainder of the additional restructuring expense is anticipated to be non-cash adjustments largely related to the acceleration of stock-based compensation expense resulting from the accelerated termination of our redemption right over certain shares held by our former Chief Operating Officer in connection with the expected termination of his employment during the third quarter of 2023.

As a result of the narrowing and refinement of our sales strategy, and optimization of our organization we expect research and development, general and administrative, and sales and marketing expenses, exclusive of the additional restructuring expenses discussed above, to decrease significantly during the latter half of 2023.

Based on feedback from our development customers and potential commercial customers, we have decided to offer our systems and solutions primarily through a sales business model where the customer purchases a system or solution for a one-time, upfront amount. We currently intend to offer our commercial AI autonomy software through a software-as-a-service (SaaS) revenue model. We also plan to offer software upgrades and additional capabilities and to offer for sale add-on hardware components (such as additional interchangeable end-effectors).

Continuing Impact of COVID-19

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

We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In an effort to manage potential supply chain risks, in particular long and unpredictable lead-times, we have accelerated and expect to continue to accelerate purchases of various materials, parts and components for the foreseeable future to support product development and current and future production of our commercial systems and solutions, which has increased and will likely continue to increase our use of cash. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

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

Development, Testing and Commercial Launch of our Products

We are focusing our business efforts on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need. These products include our Guardian Sea Class system and certain aviation (baggage handling and exterior aircraft maintenance) and solar (solar field panel installation) solutions, as well as a commercial AI autonomy software platform to enable generalizable autonomy. We believe that our ability to successfully develop, launch and sell these commercial products will determine our near- to mid-term financial success. We made the decision to focus on these products based on a combination of our views and expectations of customer demand, supply chain constraints and overall manufacturing and product technical readiness. Whether we are successful depends on many factors, including those discussed under Part II Item 1A Risk Factors “Risks Related to Our Business.” Such risks may result in delay of the anticipated commercial launch of one or more of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development, testing and manufacturing requirements of our products. As a result, we will spend a material portion of our cash on hand to develop our products and fund operations for the foreseeable future. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture, sell and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. As sales volumes increase, we may seek outside financing to help cover production costs for product orders. In addition, we have taken numerous steps to manage our use of cash and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. For example, on July 12, 2023 we announced a reduction in force ("RIF") intended to further conserve the Company’s current cash resources and manage operating expenses. The majority of the cash payments related to these expenses will be paid out during the third quarter of 2023. The reduction in force is expected to be completed by the end of 2023. We believe we have sufficient liquidity to operate into 2025 without the need to raise additional capital. However, we expect to need additional capital before becoming cash flow positive, which we do not expect to achieve until at least 2025. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance product manufacturing and inventory costs and pursue business objectives. We currently have no plans to do an equity financing in 2023, but we could change our plans if we determine it to be necessary or advisable. Any delays in the successful commercialization and sales of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected.

Acquisition and Integration of RE2

On April 25, 2022, we acquired RE2, Inc., a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities. The results presented and discussed below include the activity for RE2 from the acquisition date through June 30, 2023. Our results do not include RE2’s financial information prior to the acquisition.

Customer Demand

As a result of interactions with potential customers, which generally communicated a near-term preference for specific solutions rather than more general purpose systems (other than the Guardian Sea Class), we determined to refine our sales and product development strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need. These products include our Guardian Sea Class system and certain aviation (baggage handling and exterior aircraft maintenance) and solar (solar field panel installation) solutions, as well as a commercial AI software platform to enable generalizable autonomy. Because our robotic systems and solutions represent new product categories or advancements in markets that currently rely generally on conventional, manual systems, or low function manipulation mechanisms, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Market demand for our AI autonomy software and our ability to successfully develop this software into a commercial product are similarly unproven. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Manufacturing of Our Products

To the extent we obtain commercial orders for our products, we will need to manufacture and deliver them to our customers. We have entered into an agreement with a third-party contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. Further, the timing of this process will likely be delayed due to our new sales and product development strategy. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until after 2023. We expect that this contract manufacturing partner will initially focus on helping us produce product sub-systems. With our refined sales strategy and focus products, we may be unable to successfully transition our contract manufacturing partner to our new focus products, provide it with sufficient volume or otherwise maintain the relationship. However, we believe we have sufficient internal manufacturing capacity to meet near-term demand for our focus products. For additional information around the risks associated with contract manufacturing see Part II Item 1A Risk Factors “Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.”

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30 years and significant investment in research and development in our proprietary technologies and our extensive patent portfolio. However, we believe our financial performance is significantly dependent on our ability to maintain this leading position and further dependent on the investments we make in research and development. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance and service our products and generate active market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

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

Results of Operations

The discussion below regarding our results of operations for the three and six months ended June 30, 2023 and 2022 includes the financial results of RE2 beginning on the acquisition date through June 30, 2023. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Three Months Ended June 30, 2023, and 2022

Revenue, Net

The following table presents our revenue for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$1,274	$2,982	$(1,708)	(57)%
Product Revenue	3	56	(53)	(95)%
Revenue, net	$1,277	$3,038	$(1,761)	(58)%

Revenue decreased by $1.8 million, or 58%, from $3.0 million for the three months ended June 30, 2022, to $1.3 million for the three months ended June 30, 2023, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $1.7 million, or 57%, from $3.0 million for the three months ended June 30, 2022, to $1.3 million for the three months ended June 30, 2023. The decrease was primarily due to the completion of certain product development contracts during the first half of 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. We continue to take on only those contracts that support and contribute to our commercialization efforts. As we focus on initial commercial sales of our products, our product development contract revenue is expected to decrease as a percentage of total revenue.

Product Revenue

Revenue derived from product sales was not significant for the three months ended June 30, 2022 or the three months ended June 30, 2023. For the period ended June 30, 2022, the lack of product sales was due to our focus on product development in preparation for the commercial launch of certain products. For the period ended June 30, 2023, we believe the lack of product sales was primarily due to various factors, including customer budget constraints, the impact on potential customers of macroeconomic factors and lack of near-term customer need for our general purpose systems (other than the Guardian Sea Class). As described elsewhere in this Report, as a result of interactions with potential customers, which generally communicated a near-term preference for specific solutions rather than more general purpose systems (other than the Guardian Sea Class), we have determined to refine our sales and product development strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$943	$3,146	$(2,203)	(70)%
Research and development	11,706	7,569	4,137	55%
General and administrative	8,252	18,146	(9,894)	(55)%
Sales and marketing	4,410	2,586	1,824	71%
Intangible amortization expense	819	574	245	43%
Asset write-down and restructuring	5,106	—	5,106	*NM
Total operating expenses	$31,236	$32,021	$(785)	(2)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $2.2 million, or 70%, from $3.1 million for the three months ended June 30, 2022, to $0.9 million for the three months ended June 30, 2023. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development contracts during the three months ended June 30, 2023.

Research and Development

Research and development expense increased by $4.1 million, or 55% from $7.6 million for the three months ended June 30, 2022, to $11.7 million for the three months ended June 30, 2023. The increase was driven primarily by increased labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and the shift of labor from cost of revenue to research and development due to the timing of new product development contracts being signed and the focus on new product development and commercialization efforts. As a result, allocated overhead and fringe related costs also increased due to the increase in labor costs. We continue to prioritize our efforts on development and commercialization of our focus products.

General and Administrative

General and administrative expense decreased by $9.9 million, or 55%, from $18.1 million for the three months ended June 30, 2022, to $8.3 million for the three months ended June 30, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $8.5 million due to certain awards vesting in the prior year. In addition to the decrease in stock-based compensation expense, business insurance expense decreased during the current year period to more favorable rates resulting from the latest renewal and legal fees decreased in comparison to the prior year period due to the lack of acquisition-related legal expenses arising from the RE2 acquisition during the prior year period.

Sales and Marketing

Sales and marketing expense increased by $1.8 million, or 71%, from $2.6 million for the three months ended June 30, 2022, to $4.4 million for the three months ended June 30, 2023. This increase was driven by an increase in professional service fees related to third-party platform expense utilized in data management of our products and services and increased promotional and event expense during the current year period.

Intangible Amortization Expense

Intangible amortization expense increased by $0.2 million, from $0.6 million for three months ended June 30, 2022, to $0.8 million for the three months ended June 30, 2023. The increase in intangible amortization expense is due to the recognition of amortization expenses on identified intangible assets recorded as part of the RE2 acquisition.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $5.1 million for the three months ended June 30, 2023, which includes a write-down of $4.4 million of inventory and $0.7 million of impairment of certain fixed assets as a result our product development reprioritization.

Other Income

The following table presents other income for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income, net	$874	$148	$726	491%
Gain on warrant liability	439	4,113	(3,674)	(89)%
Other loss, net	(11)	(2)	(9)	450%
Total other income	$1,302	$4,259	$(2,957)	(69)%

Other income decreased by $3.0 million for the three months ended June 30, 2023 as compared to the prior year period, as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased interest income from our investments in marketable securities.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue, Net

The following table presents our revenue for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$3,570	$3,715	$(145)	(4)%
Product Revenue	3	66	(63)	(95)%
Revenue, net	$3,573	$3,781	$(208)	(6)%

Revenue decreased by $0.2 million, or 6%, from $3.8 million for the six months ended June 30, 2022, to $3.6 million for the six months ended June 30, 2023, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $0.1 million, or 4%, from $3.7 million for the six months ended June 30, 2022 to $3.6 million for the six months ended June 30, 2023. The decrease was primarily due to the completion of certain product development contracts during the first half 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. We continue to take on only those contracts that we believe support and contribute to our product commercialization efforts. As we focus on initial commercial product sales, our product development contract revenue is expected to decrease as a percentage of total revenue.

Product Revenue

Revenue derived from product sales was not significant for the six months ended June 30, 2022 or the six months ended June 30, 2023. For the period ended June 30, 2022, the lack of product sales was due to our focus on product development in preparation for the commercial launch of certain products. For the period ended June 30, 2023, we believe the lack of product sales was primarily due to various factors, including budget constraints, the impact on potential customers of macroeconomic factors and lack of near-term customer need for our general purpose systems (other than the Guardian Sea Class). As described elsewhere in this Report, as a result of interactions with potential customers, which generally communicated a near-term preference for specific solutions rather than more general purpose systems (other than the Guardian Sea Class), we have determined to refine our sales and product development strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$2,729	$3,634	$(905)	(25)%
Research and development	21,109	13,450	7,659	57%
General and administrative	17,987	35,938	(17,951)	(50)%
Sales and marketing	8,151	4,797	3,354	70%
Intangible amortization expense	1,638	574	1,064	185%
Asset write-down and restructuring	5,106	—	5,106	*NM
Total operating expenses	$56,720	$58,393	$(1,673)	(3)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $0.9 million, or 25%, from $3.6 million for the six months ended June 30, 2022, to $2.7 million for the six months ended June 30, 2023. Cost of revenue decreased mainly due to decreased labor and material expense charged to product development contracts during the six months ended June 30, 2023.

Research and Development

Research and development expense increased by $7.7 million, or 57% from $13.5 million for the six months ended June 30, 2022, to $21.1 million for the six months ended June 30, 2023. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and the shift of labor from cost of revenue to research and development due to the timing of new product development contracts being signed and the focus on new product development and commercialization efforts. As a result, allocated overhead and fringe related costs also increased due to the increase in labor costs. We continue to prioritize our efforts on development and commercialization of our focus products.

General and Administrative

General and administrative expense decreased by $18.0 million, or 50%, from $35.9 million for the six months ended June 30, 2022, to $18.0 million for the six months ended June 30, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $16.8 million due to certain awards vesting in the prior year. In addition to the decrease in stock-based compensation expense, business insurance expenses decreased during the current year period to more favorable rates resulting from the latest renewal and legal fees decreased in comparison to the prior year due to the lack of acquisition-related legal expenses arising from the RE2 acquisition during the prior year period.

Sales and Marketing

Sales and marketing expense increased by $3.4 million, or 70%, from $4.8 million for the six months ended June 30, 2022, to $8.2 million for the six months ended June 30, 2023. This increase was driven by an increase in professional service fees related to third-party platform expense utilized in data management of our products and services, increased promotional and event expense during the current year period, and increased expenses related to additional headcount due in part to our RE2 acquisition.

Intangible Amortization Expense

Intangible amortization expense increased by $1.1 million, from $0.6 million for six months ended June 30, 2022, to $1.6 million for the six months ended June 30, 2023. The increase in intangible amortization expense is due to the recognition of amortization expenses on identified intangible assets recorded as part of the RE2 acquisition.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $5.1 million for the six months ended June 30, 2023, which includes a write-down of $4.4 million of inventory and $0.7 million of impairment of certain fixed assets as a result our product development reprioritization.

Other Income

The following table presents other income for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income, net	$1,973	$159	$1,814	1,141%
Gain on warrant liability	3	10,527	(10,524)	(100)%
Other income, net	1,038	—	1,038	*NM
Total other income	$3,014	$10,686	$(7,672)	(72)%

*NM - Not Meaningful

Other income decreased by $7.7 million for the six months ended June 30, 2023 as compared to the prior year period as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased interest income from our investments in marketable securities and increased other income related to employee retention credit refunds received.

Liquidity and Capital Resources

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of June 30, 2023, we had $75.1 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to manufacture and deliver commercial products and thereby recognize associated revenue, capital requirements to build commercial products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. Any delays in the successful commercialization of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

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

If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. As sales volumes increase, we may seek outside financing to help cover production costs for product orders. We have taken numerous steps to manage our use of cash, including the reduction in force announced on July 12, 2023 and other related actions, and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. We believe we have sufficient liquidity to operate into 2025 without the need to raise additional capital. However, we expect to need additional capital before becoming cash flow positive, which we do not expect to achieve until at least 2025. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance product manufacturing and inventory costs and pursue business objectives. We currently have no plans to do an equity financing in 2023, but we could change our plans if we determine it to be necessary or advisable. Any delays in the successful commercialization and sales of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(39,985)	$(27,924)	$(12,061)	43%
Net cash provided by (used in) investing activities	30,455	(109,884)	140,339	(128)%
Net cash used in financing activities	(63)	(6,047)	5,984	(99)%
Net decrease in cash, cash equivalents	$(9,593)	$(143,855)	$134,262	(93)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2023 increased by $12.1 million to $40.0 million from $27.9 million during the same period in 2022. The increase to net cash used in operating activities was primarily attributable to a $7.8 million increase to net loss, a net decrease of $0.8 million in non-cash expenses driven mainly by decreased stock-based compensation partially offset by decreased gains on warrant liability revaluation and increased asset write-down and restructuring expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $3.4 million, driven mainly by increased inventory purchases and decreases in accrued liabilities, partially offset by decreases in unbilled receivables.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the six months ended June 30, 2023 increased by $140.3 million. The increase in cash provided by investing activities is predominantly due to $31.1 million of maturities of marketable securities, net of purchases, during the six months ended June 30, 2023, as compared to the purchase of short-term marketable securities of $79.5 million and $29.7 million of net cash was included as part of the purchase consideration for the RE2 acquisition during the six months ended June 30, 2022.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the six months ended June 30, 2023 decreased by $6.0 million as compared to the prior year period. The decrease in financing activities was mainly due to a $6.6 million decrease in funds used to repurchase shares of common stock that were withheld for payment of tax withholding obligations upon the vesting of equity awards.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $50.1 million for the six months ended June 30, 2023, and a net loss of $157.1 million for the year ended December 31, 2022. We believe that we will continue to incur operating and net losses until 2025 at the earliest. Even if we are able to successfully develop our robotic systems and solutions and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a larger scale of our robotic systems, solutions and software and our ability to lower production costs as we achieve economies of scale through high-volume production, none of which may occur.

We expect that we will continue to incur losses in future periods as we:

•
continue to design, develop, manufacture and commercialize our products;

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

•
develop our AI software platform to enable generalizable autonomy;

•
develop our remote monitoring, updating and other cloud-based services on our robot service platform;

•
develop and test safety measures for our systems and solutions, including working with customers to evaluate and test the efficacy of those safety measures;

•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and

•
increase our general and administrative functions and systems to support our growing operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto and because we are still developing and commercializing our products, we expect that our losses in future periods will continue to be significant until we start to achieve significant product sales and associated revenue. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses.

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $65.4 million and $42.1 million for the years ended December 31, 2022 and 2021, respectively, and negative cash flow from operating activities of $40.0 million for the six months ended June 30, 2023. We expect to continue to have negative cash flow from operating and investing activities until 2025 at the earliest as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability.

We have very limited experience commercializing our products and may not be able to do so efficiently or effectively.

Although we have sold products to individual customers in the past, we have very limited experience commercializing robotic systems and solutions at a large scale and may not be able to do so efficiently or effectively. Further, on July 12, 2023 we announced a shift in product development and commercialization strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need, as well as a new Advanced Technologies division to focus on commercializing our AI and machine learning (ML) software platform to enable generalizable autonomy, which may not prove to be effective. Moreover, commercialization may be delayed due to the challenges discussed under “Commercialization of our products may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.” A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to maintain an adequate spending level while responsibly managing our financial resources could have unintended negative effects on our revenue, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Commercialization of our systems, solutions and software may be delayed beyond our current expectations and therefore initial delivery to customers and receipt of anticipated revenue could be delayed.

On July 12, 2023 we announced a shift in product development and commercialization strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need, as well as the creation of a new Advanced Technologies division to focus on commercializing our AI/ML software platform to enable generalizable autonomy, which may not prove to be effective. Development and production priorities are driven by a combination of customer demand, supply chain constraints and overall manufacturing and product technical readiness. With this shift in strategy, we are focusing on targeted robotic systems and solutions for the subsea (Guardian Sea Class), aviation (baggage handling and exterior aircraft maintenance) and solar (solar field panel installation) markets and on our commercial AI/ML software platform to enable generalizable autonomy. We expect that as our products continue to be tested, begin production and experience the rigors of regular customer use, we will continue to learn and make improvements to our products by integrating design and product feedback into current or future products.

Our current estimates for completion of our pre-commercialization development efforts and the commencement of production and delivery of commercial systems to customers of our products are dependent on our ability to continue to hire and retain qualified employees and the availability of components on a timely basis. In addition, we have seen a significant increase in personnel and materials costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflict between Russia and Ukraine, inflation and high interest rates, and responses thereto are also contributing to supply shortages and price increases. Over the past year we have experienced, and we continue to experience, challenges in both of these areas, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines. See “We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations and commercialization of our core systems”.

Also, if product testing, production or customer use demonstrate that our products have not been designed or produced to deliver the performance, reliability, functionality and/or safety that we or our potential customers expect, manufacturing or release of commercial products and therefore delivery to customers may be delayed as we work to address the deficiencies. For example, product testing has helped us improve software performance and address defects, identify materials weaknesses and other required fixes. While we believe this process is typical of new product releases and that it leads to product improvements, required product improvements have delayed and may in the future delay our ability to meet our estimated production and customer delivery timelines and volumes, and may lead to warranty and other claims and expenses. Delays in the commercial production, sale and delivery of our products will result in a commensurate delay in revenue and profitability. As a result, our results of operations and financial condition may be materially and adversely affected. In addition, delays in developing and releasing products with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our reputation and lead potential customers to seek alternative solutions. If we experience further delays in the commercial release of our products, our results of operations and financial condition would be further adversely affected, perhaps materially.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of products for the foreseeable future.

If we are successful in commercializing our products, our revenue will be concentrated in a limited number of products for the foreseeable future. We will need to continue to develop our systems, solutions and software and establish and grow the customer base for our products to diversify our revenue and customers. To the extent our products do not meet customer expectations, or cannot be completed, manufactured or released on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Because our business will depend on a limited number of products for the foreseeable future, both before and after we begin commercial sales of our systems, solutions and software, to the extent a particular product is not well-received by the market, our sales volumes and revenue would likely be materially and adversely affected, which would have a material adverse effect on our business, prospects, financial condition and operating results.

With our focus products still under development, we have limited current customers and no binding orders for commercial versions of our systems, solutions and software, and expected customer trials and discussions with respect to those products may not result in binding orders.

The initial commercial versions of our focus products are still under development. As a result, we have limited current development customers and no binding customer commitments for the commercial version of these products. At present, we have contracts for delivery of pre-commercial systems with U.S. government customers and we also have had and currently have revenue generating contracts with both commercial and U.S. government customers for the development and testing of certain of our systems, solutions and software.

Although we have engaged in dialogue with potential customers about their interest in our products, expected customer trials and discussions may not result in binding purchase orders. Our products contain complex technology that requires multiple years of engineering and design. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Therefore, the period of time from initial design of our products to commercial product release and obtaining binding purchase commitments from customers is long, and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments.

We have limited knowledge of the customer testing that will be required in order for customers to adopt our products, especially in volume. As such, customer testing may take longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer orders than anticipated. Further, some of our products have been designed to meet the specific use-cases of a particular customer. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We may not be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our products and influenced their design ultimately do not enter into binding commitments to purchase our products, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, ability of manufacturing and service operations to meet demand, product performance, competition and uncertainty regarding the future of robotics. If we do not receive a sufficient number of binding purchase orders for our products, our business, prospects, financial condition and operating results would be materially and adversely affected.

We have been working and continue to work to incorporate artificial intelligence, or AI, into our products. This technology is new and developing and may present operational and reputational risks.

We continue to incorporate AI features into some of our products and we are developing a commercial AI software platform to enable generalizable autonomy. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. We are implementing compensating functionality into our AI technologies to address risks related to misinterpretation of environmental conditions, motion detection and similar issues that can arise. If we are unsuccessful in addressing these risks, our AI software may not work properly, result in safety concerns or result in other problems, any of which could harm our reputation, business, prospects, results of operations or financial condition. Governments have expressed concerns over AI technology, which could result in governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection or security risks, ethical concerns or other complications applicable that could adversely affect our business, financial condition, results of operations and prospects. See "Issues in the development and use of artificial intelligence (AI), combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

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

If customers or their employees do not perceive our product offerings to be of value or to be easy to use, we may not be able to attract and retain customers and customers may fail to purchase additional systems and solutions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract new customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional products for many reasons, including difficulties by employees in using the products, insufficient use by customers of robotic systems, solutions and software, price, insufficient ROIs, competitive products, product performance, negative reception by employees or labor unions and customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers and achieve volume sales of our products, our business, prospects, financial condition and operating results will be materially and adversely affected.

We have decided to focus on a standard product sales model for our robotic systems and solutions, which may not prove to be effective.

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

Our products represent new product categories or advancements, and important assumptions about market demand, pricing, adoption rates and sales cycles for our current and future products may be inaccurate.

Because our robotic systems and solutions represent new product categories or advancements in markets that currently rely generally on conventional, manual systems, the market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Market demand for our AI autonomy software and our ability to successfully develop this software into a commercial product are similarly unproven. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Our industrial highly-dexterous mobile robotic systems and solutions represent new product categories in markets that currently rely generally on conventional manual systems and low-function manipulation mechanisms. The market demand for and adoption of these products is unproven, and important assumptions about the characteristics of targeted markets (including our estimates of our total addressable market, serviceable addressable market and serviceable obtainable market), pricing (including our analysis of potential customers’ willingness to pay), manufacturing capacity and capabilities and sales cycles (including the timing of achieving commercial sales volumes and associated manufacturing cost synergies) may be inaccurate. Market demand for our AI autonomy software and our ability to successfully develop this software into a commercial product are similarly unproven. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. If demand does not develop as estimated or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, a risk we have experienced, our business, results of operations and financial condition will be adversely affected, perhaps materially.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

The benefits to customers and projected return on investment of our products have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our robotic systems and solutions upon which our business prospects depend, and these products may not provide the expected benefits to customers. Our commercial AI software platform is also under development and it has not been subject to customer trials. Our products may not perform consistent with customers’ expectations or consistent with other products which may be or may become available. Any failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, order cancellation, harm to our brand, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

Even if we successfully market our products, the purchase, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products.

We are designing our robotic systems and solutions with the goal of augmenting the workforce to increase productivity and reduce workplace injuries. Even if we successfully market these products to customers, the purchase, adoption and use of the products may be materially and negatively impacted if the employees of our customers resist the use and adoption of the products. Customer employees may resist the adoption of our products for several reasons, including lack of instruction on how to safely and effectively use the systems and solutions, a perception that the benefit of the use of the products does not outweigh the perceived difficulties or discomfort associated with use, resistance by labor unions and workplace injuries resulting from use of the products. We spend significant time and resources on pre-commercial systems of our products for customer testing and expect to continue customer testing with our commercial systems, solutions and software. If the employees of our customers resist adoption of our robotic systems and solutions, our business, prospects, financial condition and operating results will be materially and adversely affected.

We currently target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure binding commitments from these or other businesses or we may be unable to generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. For purchases by the U.S. federal government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we or any third-party manufacturers may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer. Also, see “We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition”.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

The robotics industry is subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in robotics technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our robotic systems and solutions as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems and solutions, decreased revenue and a loss of market share to competitors.

We believe we are developing a new category of robotic systems and solutions that augment, rather than replace, humans. In many cases, our primary competition will be traditional modes of human labor, sometimes assisted by manual and semi-automated manipulation equipment mounted to mobile bases including overhead cranes, boom trucks, forklifts and underwater remotely operated vehicles. To overcome potential resistance to innovation and the adoption of new products and ways of working, we must demonstrate to customers the value proposition of our products, including increased productivity, reduced costly occupational injuries.

Additionally, our product offerings compete in a broad competitive landscape that includes robotics and automation companies that have both directly competing as well as alternative solutions ranging from exoskeletons, collaborative robots, industrial robots, traditional lift-assist equipment, unmanned robotic vehicles and underwater remotely operated vehicles. We also view our competitive landscape to include companies who have different but unique product lines in the automation space, such as ABB Robotics, Siasun Robot & Automation, Teradyne and Berkshire Grey. Also included in our broader competitive landscape are robotic solution suppliers, like Rockwell Automation, Honeywell, Keyence Corporation, COGNEX Corporation and Hexagon AB, which may not have a directly competing product today, but which could become competitors through diversification; these companies have existing customer relationships and channels, as well as significant financial and other resources, that could enable them to emerge as formidable competitors in the future.

The following is a breakdown of the competitive landscape for certain of our systems and solutions:

•
Our Guardian Sea Class competes with underwater robotic arm manipulator and remotely operated vehicle companies like Exail Technologies, Reach Robotics, Saab Seaeye, Technic FMC and TMI-Orion Dynamics that provide manipulators and grippers for inspection-class and light working-class ROVs.
•
We believe our photovoltaic panel installation solution will compete with direct and adjacent market solutions including Terabase’s Terafab system which was launched in May 2023, AES’ autonomous solar module installation solution and Bailey Crane’s solar panel installation robots. We also believe that adjacent market players such as Built Robotics, who currently provides an automated pile driving solution to the solar construction market, could enter and compete in the solar panel installation market.
•
Our baggage-handling solution competes with autonomous mobile robots (AMR) and automated guided vehicles (AGV) designed for baggage-handling by companies, such as Vanderlande, Addverb Technologies, Alstef Group, and baggage-loader/unloader systems, such as those provided by Beumer Group and BBHS.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. In addition, we compete or may compete with system integrators, like Grey Matter Robotics and Titan Robotics, who develop point solutions using robotic arms provided by companies such as Kuka, Fanuc, Universal Robots, Yasakawa and others, especially as we develop a commercial AI software product. We may also compete with industrial automation solutions such as those offered by Hyundai-Boston Dynamics, Grey Matter, Canvas Technology, DroneSense, Intuitive, iRobot, Hahn Robotics, Kuka, Fanuc, Neurala, Ready Robotics, Rethink Robotics and Yaskawa.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems and solutions in the future. These or other competitors may develop products that utilize advanced technology similar to ours (such as computer vision, machine learning, and artificial intelligence) in a more effective way, or new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments.

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

In order to commence production of an initial commercial version of one of our systems or solutions, we need to complete our development efforts with respect to such initial commercial product. Even after introduction of a commercial version of a product, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Our focus products are in various stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our core or future products at all or within our currently expected timelines.

In addition, notwithstanding our market research efforts, our current and future products may not be accepted by customers or their employees. The success of any proposed product offerings will depend on numerous factors, including our ability to:

•
attract, recruit and retain qualified personnel, including engineers, design and production personnel and service technicians;

•
identify the preferred product features for our target customers and markets;

•
develop and introduce products in sufficient quantities and in a timely manner;

•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and

•
demonstrate the productivity, efficacy and safety benefits of our products.

We have managed and expect to continue to manage our product development efforts through the development of pre-commercial systems and solutions, such as alpha and beta systems, for testing and evaluation. We also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers or their employees, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced, are experiencing and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors’ products. Even if we are able to successfully develop our products when anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Operations & Growth

Our ability to develop and manufacture products of sufficient quality on schedule and on a large scale is unproven, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. Over time, we intend to largely outsource the manufacturing of our robotic systems and solutions to third-party manufacturing partners, which would reduce our direct control over manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our systems and solutions, or our flexibility to respond to changing conditions. In addition, engaging third-party manufacturers involves significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. Although we have entered into an agreement with a contract manufacturing partner, we currently do not anticipate high-volume production by our contract manufacturing partner to be in place until after 2023.

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

We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations and commercialization of our core systems.

We continue to experience supply chain challenges, including increases in the cost of and interruptions in the supply or availability of components, parts and materials, including long lead-times. It is unclear how long these challenges will remain. Due to the complexity of our products, we must effectively secure and manage our supply of several thousand components. Any sustained supply interruption or shortage or cost increases that result in our products being priced beyond what customers are willing to pay would prevent or delay the commercialization of our products or require us to sell products at a loss until we are able to reduce costs, whether through volume production synergies or otherwise, either of which could materially and negatively impact our business, prospects, financial condition and operating results. Delays may be compounded if components require redesign or reengineering. We and our suppliers use various materials in our businesses and products, including for example semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable. There are significant risks and challenges to our supply chain that could delay our continued development efforts and production of commercial systems and solutions, and therefore delivery to customers could be delayed beyond current expectations, including the following:

•
“Buy American” or other similar requirements that may be imposed on government contractors;
•
an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;
•
import or export restrictions on parts, materials and components;
•
the ongoing effects of the COVID-19 pandemic and general labor shortages, or other pandemics, epidemics or outbreaks, which has affected and is likely to continue to affect our ability to recruit skilled employees to join our team, negatively affecting the development, production and commercial launch timelines for our products;
•
geopolitical and economic events and conditions, such as inflation, labor shortages and war, as well as responses to such events and conditions (e.g., economic sanctions);
•
disruption in the supply of lithium-ion batteries due to quality issues, recalls or other factors;
•
disruption in global logistics, such as increased rates, constrained capacity and extended shipping delays;

•
fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar; and
•
Unpredictable lead-times for materials and components, some that may take more than 12 months to acquire.

Design or manufacturing flaws, defects, glitches, bugs or malfunctions in our products, including the software that operates them, failure of our products to perform as expected, connectivity issues or user errors can result in product recalls, lower than expected return on investment for customers, harm to users and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, bugs, malfunctions, connectivity issues between the central processing unit and the robotic system or solution, unanticipated use of our robotic systems or solutions, user errors or inadequate disclosure of risks relating to the use of the robotic systems and solutions, among others, can lead to injury, property damage or other adverse events. We conduct extensive testing of our systems and solutions, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. Injuries to users have occurred during the testing of our systems. We conduct investigations to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the systems and solutions, and the nature and variability of the environments in which we expect these products to be used, such as subsea, airport tarmacs, solar fields, manufacturing, assembly lines, construction, field service, warehouses, hazardous environments and at-height environments, adverse events relating to the use of our products could include significant injuries or even death. To the extent that design or manufacturing defects, glitches, bugs, malfunctions or connectivity issues between the central processing unit and the robotic system or solution are discovered during or after the production of pre-commercial and/or commercial systems and solutions, we have experienced and will experience delays in the initial production and/or continued production of our commercial products while the issues are resolved. If the issues cannot be adequately resolved, production of the affected products may not occur and/or resume.

Although we are designing our products to include important safety features and, in some cases, accommodate customer-specialized protective gear and fall-prevention devices, we may not be able to successfully incorporate sufficient redundancy or other safety features to avoid injuries in the commercial version of the product.

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

Our robotic systems and solutions incorporate sophisticated computer software and firmware. Complex software and firmware frequently contain errors, especially when first introduced. Our software and/or firmware may experience errors or performance problems in the future. A failure of any part of our hardware or software could result in property damage, serious injury or even death. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of death or injury. Customers and operators also may fail to install updates and fixes to the software for several reasons including poor connectivity, inattention or failure to regularly dock our systems and solutions. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue.

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

Even if our products perform properly and are used as intended, if users sustain any injuries while operating our systems or solutions or third-party systems or solutions that use our AI autonomy software, or if users injure others while operating those products, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Our systems and solutions (and third-party systems that may in the future use our AI autonomy software platform) contain complex technology and must be used as designed and intended in order to operate safely and effectively. We expect that users will generally use or control these products from a distance. While we expect to develop training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate these products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of these products can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If users were to sustain injuries or cause damage to property while operating these products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We have no experience maintaining or servicing our products at a large scale.

We may agree to cover maintenance and servicing of the systems and solutions purchased by our customers. However, we have no experience providing maintenance and servicing at a large scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance of these products, but we may not be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our robotic systems and solutions. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we may be required to provide such services directly, which could significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services. Delays in implementing a maintenance and servicing infrastructure may significantly delay sales of our products if customers are unwilling to purchase products with limited maintenance and servicing capacity.

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

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our robotic systems and solutions and our AI autonomy software platform. Customer behavior and usage may result in higher-than-expected maintenance and repair costs or warranty claims.

As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or we establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Our expected transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We intend to transition from a manufacturing model in which we primarily manufacture and assemble our products at a smaller scale at our facilities, to one where we rely on one or more third-party manufacturers. We believe the use of third-party manufacturers will have benefits, but during a transition we may incur delays, lost revenue and increased costs. Further, reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We have recently entered into an agreement with a contract manufacturer and expect to generally outsource manufacturing of our products over time. However, engaging with a manufacturing partner will likely require significant time, ramp-up, testing and coordination before high-volume production capability by the partner is achieved. Further, the timing of this process will likely be delayed due to our new sales and product development strategy. We currently do not anticipate high-volume production by our contract manufacturing partner to be in place until after 2023. We expect that this contract manufacturing partner will initially focus on helping us produce product sub-systems. With our refined sales strategy and focus products, we may be unable to successfully transition our contract manufacturing partner to our new focus products, provide it with sufficient volume or otherwise maintain the relationship. However, we believe we have sufficient internal manufacturing capacity to meet near-term demand for our focus products.

Our future third-party manufacturers may not be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our robotic systems and solutions. Even if we and our third-party manufacturers are successful in developing high-volume production capability and processes and reliably sourcing components, we may not be able to avoid significant delays and cost overruns, including as a result of factors beyond our control such as:

•
interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, geopolitical events, work stoppages capacity constraints, or force majeure events;
•
unfavorable economic conditions which may result in financial distress thereby increasing the risk of disruption of supplies; and
•
quality control problems in their manufacturing operations, which may require us to recall our products or cover the cost of repair or replacement of any defective products.

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

If we are unable to successfully outsource a significant portion of our production to third-party manufacturers on acceptable terms, we will need to rely on our own manufacturing capacity and may need to develop additional manufacturing and production facilities and capabilities, which would significantly increase our capital expenditures, would likely delay production of our robotic systems and solutions. and may not be feasible. Further, we recently announced our intention to optimize internal manufacturing facilities in Salt Lake City. If we later decide to engage in significant manufacturing activities in Pittsburgh (or elsewhere), we may incur significant costs to re-establish that capability. If any of these events were to occur, we would need to raise or borrow additional capital, which may not be available on terms acceptable to us or at all, and possibly change our product pricing expectations, which could adversely affect our margins and cash flows. We have no experience to date in high volume manufacture of our products, nor do we have the facility, employees or equipment needed to manufacture our products in high volumes.

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

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. On July 12, 2023 we announced a shift in product development and commercialization strategy to focus on products that we believe have the most potential for near-term revenue growth and strategic opportunities that we believe show the greatest market traction and meet an acute customer need, as well as a new Advanced Technologies division to focus on commercializing our AI/ML software platform to enable generalizable autonomy, which may not prove to be effective. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch our robotic systems and solutions successfully.

We had a reduction in force in July 2023 affecting approximately 24% of the Company’s workforce as part of our efforts to decrease our costs in the current macroeconomic environment and create a more streamlined organization to support our business. However, this reduction in force may place additional strain on our existing resources, and we could experience systemic operating difficulties in managing our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. As we grow our business, we may need to manage the following activities, among others:

•
expanding our management, engineering and product teams;

•
identifying and recruiting individuals with the appropriate relevant experience;

•
hiring and training new personnel;

•
commercializing our products;

•
forecasting production and revenue and implementing enterprise resource planning (ERP) systems;

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

In the future, we may need to hire additional personnel, including engineers, design and production personnel and service technicians for our robotic systems and solutions, whether due to growth of our business, unwanted attrition, a lack of certain skills or otherwise. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with the experience designing, producing and servicing dexterous robots and AI software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Integrating new employees can cause disruptions to processes, projects, culture, priorities and a company as a whole. Further, as a result of our recent reduction in force, we have re-organized our operations, which has resulted in some employees having different reporting relationships, team members or responsibilities, which could result in delays or other operational difficulties as employees become accustomed to the new organizational structure. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a larger organization with new leadership and a new employees could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and solutions and other products (including our commercial AI autonomy software platform), establishing or expanding our design, research and development, production, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our products and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Some of the factors that may lead to cost increases are outside of our control, such as national or global geopolitical and economic conditions, including inflation or increases in interest rates. In addition, we may incur significant costs servicing or maintaining our robotic systems and solutions, and we expect that the cost to repair and service our robotic systems and solutions will increase over time as our robotic systems and solutions age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our products to meet projected performance metrics and identify and investigate new areas of demand and successfully market our products, but also on our ability to sell our products at prices needed to achieve sufficient margins and control our costs, including the risks and costs associated with any maintenance and service obligations that we may undertake and warranty obligations. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our products in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new and current products, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, enhance, manufacture and commercialize new products and product currently under development, including products targeting our areas of focus: subsea, aviation, solar field installation and a commercial AI autonomy software platform. Our research and development expenses were $21.1 million for the six months ended June 30, 2023, and $34.1 million for the year ended December 31, 2022. Our research and development program may not produce successful results or, be sufficient to adapt to new or changing technologies (such as artificial intelligence), and our products may not achieve market acceptance, create additional revenue or become profitable.

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

The COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions and delays in our supply chain, as discussed under “We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations and commercialization of our core systems.” Depending upon the duration of the ongoing effects of the COVID-19 pandemic, which may linger for some time even if significant health risks abate, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic and its ongoing impacts on our supply chain and business activities may prove to be inadequate, and we may be unable to operate in the manner necessary to avoid interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, pre-COVID-19 supply chain, economic and business conditions may not ever return.

Risks Related to Our Finances

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. As sales volumes increase, we may seek outside financing to help cover production costs for product orders. In addition, we have taken numerous steps to manage our use of cash and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. For example, on July 12, 2023 we announced a reduction in force ("RIF") intended to further conserve our current cash resources and manage operating expenses. We believe we have sufficient liquidity to operate into 2025 without the need to raise additional capital. Our current business plans likely will require us to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows until at least 2025. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance product manufacturing and inventory costs and pursue business objectives. We currently have no plans to do an equity financing in 2023, but we could change our plans if we determine it to be necessary or advisable. Any delays in the successful commercialization and sales of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected.

Even after achieving positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our products on a large scale, coupled with the fact that our products represent new product categories or advancements in the commercial and industrial robotics and AI autonomy software markets, means we have limited to no historical data on the demand for our products. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the design, testing and launch of commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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

Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2023, we implemented a reduction in force affecting approximately 71 employees, representing approximately 24% of our workforce, as part of our initiatives to improve our cost structure. This reduction in force is expected to result in approximately $14.6 million of annualized cost savings in total. However, we may incur additional expenses not currently contemplated due to events associated with the reduction in force. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from this reduction in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the reduction in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to improve our cost structure, including the reduction in force, may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management's and employees' attention from other business priorities. If employees who were not affected by the reduction in force leave our employ, we may need to seek contractor support at unplanned additional expense or harm our productivity. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees that are necessary to our operations among our remaining employees or to contractors, which could result in disruptions to our operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, and make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our products, which would adversely affect our business, financial condition, and results of operations.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop, release and manufacture products, increase production capacity and establish or expand design, research and development, production, sales and service activities and/or facilities fluctuates. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities and develop and introduce new products or introduce existing products to new markets for the first time, and as product sales mix varies and our product development contract revenue fluctuates. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, we have previously experienced an impairment of all of the goodwill associated with our acquisition of RE2. Moreover, the costs of identifying and consummating acquisitions may be significant.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with very limited experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including timely hiring or any needed personnel, timing of commercial launch of our products, the level of demand for our products, the size of our target markets, the performance of our products, the utilization of the products, product pricing, the useable life of our robotic systems and solutions, cost of manufacturing, cost of components and availability of adequate supply, number of systems that will need to be manufactured in each batch, the nature and length of the sales cycle and maintenance and servicing costs. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. We have recently experienced several changes in our senior management team. Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent reduction in force. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Given our recent reduction in force, we may have increased difficulty attracting and retaining highly qualified personnel. Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the robotics field than other major metropolitan areas. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. As a result of our acquisition of RE2, a significant number of our employees are located in Pittsburgh, Pennsylvania. As an organization, we do not have meaningful experience managing two large facilities and employee bases in different geographies and across different time zones. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design, manufacture and launch our products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

Our management as a group has limited experience in operating a publicly-traded company.

Although some members of our management have public company experience, our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our officers as a group have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. Although we have hired personnel experienced in managing and addressing the obligations of a publicly-traded company, we will likely need to continue to recruit and hire additional persons in order to handle the increased demands of running a public company, but our efforts may not be successful. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly-traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and to hire related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and Nasdaq. Our management and other personnel will be devoting a substantial amount of time to these compliance initiatives. We have expanded our employee base and we will need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more difficult and more expensive for us to obtain director and officer liability insurance and we have incurred substantially higher costs to obtain appropriate coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, financial condition and operating results.

If we fail to maintain and strengthen effective systems of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We expect that the requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers in a timely manner. We have been integrating our finance and accounting systems following our acquisition of RE2 to a common enterprise system, and a delay or other issues with the integration could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the processes and controls necessary for us to achieve the level of accounting standards required of a public company have increased and may continue to increase our legal and compliance costs, and such costs may be greater than expected.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting to the extent we are required to include such evaluations and reports in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See "As a result of prior material weaknesses, the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes, which may include claims invoking U.S. federal and state securities laws, contractual claims or other claims."

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with ownership changes.

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

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Risks Related to Claims, Legal and Regulatory Compliance

As a result of prior material weaknesses, the Restatement, the change in accounting for the Private Placement Warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes, which may include claims invoking U.S. federal and state securities laws, contractual claims or other claims.

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

To mitigate the potential for any future material weaknesses, we continue to devote significant effort and resources to the improvement of our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and could lose confidence in our reported financial information, which could negatively affect the trading price of our Common Stock. In addition, if our financial statements are not filed on a timely basis, we could be subject to sanctions, enforcement actions or investigations by Nasdaq, the SEC or other regulatory authorities or to private litigation. As a result, any failure to maintain effective internal control over financial reporting could result in a material adverse effect on our business and the price of our Common Stock.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. The Tax Act has eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. The Inflation Reduction Act of 2022 has imposed a 1% excise tax on certain repurchases of stock. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

Further, under certain circumstances we may have contractual or other legal obligations to indemnify and to incur legal expenses on behalf of investors, directors, officers, employees, customers, vendors or other third-parties. For example, our Amended and Restated Bylaws (the "Bylaws") provide that we will indemnify our directors and officers, and may indemnify our employees, agents and other persons, to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with directors and officers that require us, among other things, to indemnify them against claims that may arise do to their service in those capacities. These indemnification agreements also require us to advance expenses reasonably and actually incurred by them in investigating or defending any such claims, and it may be difficult or impossible to recover any advanced expenses if it turns out the person was not entitled to indemnification. If we are required or agree to defend or indemnify, or advance expenses to, any of our investors, directors, officers, employees, customers, vendors or other third-parties, we could incur material costs and expenses that could adversely affect our business, results of operations or financial condition.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for

California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters on November 3, 2020. The CPRA created obligations relating to consumer data beginning on January 1, 2022, and the CPRA went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security. For example, Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Texas, Montana, Oregon, Florida, and Tennessee have enacted laws similar to the CCPA and CPRA that have taken or will take effect between 2023 and 2026. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.

We are implementing machine learning and artificial intelligence technologies in our products, and we are making investments in expanding the artificial intelligence capabilities of our products. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our products or our ability to sell our products. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

Uncertainty around new and emerging AI technologies, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses if we decide to expand AI within product offerings. AI technologies may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.

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

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of ours and our customers, collaborators and partners, our employees’ personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

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

We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

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

Our products and technology are subject to compliance with any applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our robotic systems and solutions, software and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of certain of our products may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our products, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our products, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our robotic systems and solutions, as well as our decreased ability to export or market our robotic systems and solutions to potential customers. Any decreased use of products or limitation on our ability to export or market our products would likely adversely affect our business, prospects, financial condition and operating results.

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

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, third-party manufacturers, scientific advisors and other vendors and third-parties. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development.

Patent positions covering robotic systems and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

We also have made efforts to register and enforce our trademark rights and copyrights. However, trademark law and the associated infringement analysis is complex, and, notwithstanding our efforts to develop and enforce our trademark portfolio, both outgoing and incoming claims of trademark infringement could lead to limitations, loss or impairment of those trademark rights or to expensive litigation to prosecute or defend our trademark rights against third-party infringers who may be better funded and have superior resources. Copyrights, in particular in the software space, are also complex and may be difficult to enforce.

If we are unable to obtain or maintain adequate protection for our intellectual property, or if any protection is reduced or eliminated, competitors may be able to use our technologies, resulting in harm to our competitive position and our business.

We may not be able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining and defending patents and trademarks and seeking to enforce copyrights on our products and intellectual property in all countries throughout the world would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

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

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail to defend against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be forced to seek a license, which may not be available on commercially acceptable terms or at all. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Securities

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

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.1% of our Common Stock outstanding as of June 30, 2023, a portion of which remains subject to lock-up obligations under our Bylaws and under lock-up agreements entered into with us (the “Old Sarcos Lock-up Agreements”).

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

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.1% of our Common Stock outstanding as of June 30, 2023. The applicable lock-up periods for the Common Stock held by the Rotor Restricted Stockholders have expired and such Common Stock is freely tradable.

On April 25, 2022, we issued 1.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 6.9% of our Common Stock outstanding as of June 30, 2023, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 0.6 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Lock-up Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 1.2 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”), pursuant to which, among other things, they agreed to the following transfer restrictions:

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

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.2% of our Common Stock outstanding as of June 30, 2023. These shares are not subject to any lock-up or transfer restrictions.

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

“Sell-to-cover” transactions can be used in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our Common Stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations and, if applicable, exercise price associated with these awards. As a result of these transactions, a significant number of shares of our Common Stock may be sold over a limited time period in connection with significant vesting events. We may also settle tax withholding obligations in connection with vesting of awards through “net settlement,” in which we remit cash to satisfy the tax withholding obligation and withhold a number of the vested shares on each vesting date. Depending on the fair value of our Common Stock and the number of awards vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

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

Our reverse stock split to regain compliance with the Nasdaq Global Market Minimum Bid Price Requirement may not result in a lasting proportional increase in the per share price of our common stock and may decrease the liquidity of our common stock.

Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. On January 23, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we did not comply with the Minimum Bid Price Requirement for continued listing on The Nasdaq Global Market, and that we had until July 22, 2023 to regain such compliance. To do so, our Board of Directors and stockholders approved a 1-for-6 reverse stock split. Although we have regained compliance with the Nasdaq’s listing standards, the long-term effect of the reverse stock split, if any, on the market price for our common stock cannot be accurately predicted. Since the effective date of the reverse stock split on July 5, 2023 the trading price of our common stock increased. However, it has generally traded below the proportionately-adjusted closing price on July 5, 2023. Because some investors may view a reverse stock split negatively, the decline may be the result, at least in part, of the reverse stock split. Further, the liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split.

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

The exercise price of our Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $69.00 per share of Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $60.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the Public Warrants may be redeemed, see "Description of Securities—Warrants—Public Stockholders’ Warrants" in our prospectus filed with the SEC on April 6, 2022. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions.

Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2023, we had outstanding Public Warrants to purchase approximately 2,441,495 shares of Common Stock at $11.50 per warrant and Private Placement Warrants to purchase 983,413 shares at $11.50 per warrant. Upon exercise, the exercise price of the Public Warrants and Private Placement Warrants and the number of shares of Common Stock issuable shall be adjusted in the same ratio as the reverse stock split that was effective as of July 5, 2023, or 1-for-6. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sarcos Technology and Robotics Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).

10.1

Separation Agreement, effective as of June 15, 2023, by and between Kiva Allgood, Sarcos Technology and Robotics Corporation and Sarcos Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.2

Employment Agreement, entered into as of June 12, 2023, by and between Denis Garagić, Sarcos Technology and Robotics Corporation and Sarcos Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.3*	Amendment dated May 15, 2023 to the Employment Agreement by and between the Company and Kristi Martindale, effective as of September 24, 2021.
10.4*	Amended and Restated Sarcos Technology and Robotics Corporation Outside Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: August 9, 2023	By:	/s/ Laura J. Peterson
Laura J. Peterson
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)