Form 10-Q
period 2023-09-30
Sarcos Technology & Robotics Corp
filed 2023-11-14
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 26, 2023, the registrant had 25.9 million shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Due to our limited resources and access to capital, we must make decisions on the allocation of resources and have discontinued development and commercialization of certain products; these decisions may prove to be wrong and may adversely affect our business.
•
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•
We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.
•
We have no previous history or experience with commercializing software products and may not be able to do so efficiently or effectively.
•
Commercialization of our AI/ML software platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.
•
Our revenue will be concentrated in our AI/ML software platform for the foreseeable future.
•
With our AI/ML software platform still under development, customer trials and discussions may not result in binding subscriptions.
•
If our target markets do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML software platform, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.
•
We may fail to attract or retain customers at sufficient rates or at all.
•
We do not have any history with our SaaS sales model.
•
Important assumptions about market demand, pricing, adoption rates and sales cycles for our AI/ML software platform may be inaccurate.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.
•
We may not be able to complete or enhance our AI/ML software platform through our research and development efforts.
•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions in our AI/ML software platform, failure of our AI/ML software platform to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
•
We may use "open source" software, which could negatively affect our ability to offer our AI/ML software platform and subject us to possible litigation.
•
Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML software platform.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
•
If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our AI/ML software platform successfully.
•
We may be unable to adequately control the costs associated with our operations.
•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML software platform, and we may never reach profitability and or achieve significant or any revenues.

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
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design and commercialize our AI/ML software platform, operate our business and compete could be harmed.
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
•
We may become subject to new or changing governmental regulations relating to the design, marketing, sale, distribution, servicing or use of our AI/ML software platform, and a failure to comply with such regulations could lead to withdrawal of our platform from the market, delay our projected revenue, increase costs or make our business unviable if we are unable to modify our software products to comply.
•
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.
•
Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software products.
•
We may not be able to protect our intellectual property rights in all countries.
•
Our Common Stock may be delisted from The Nasdaq Global Market if we cannot satisfy Nasdaq’s continued listing requirements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,310	$35,159
Marketable securities	19,811	79,337
Accounts receivable	1,402	1,866
Unbilled receivables	1,613	4,160
Inventories, net	1,108	3,562
Prepaid expenses and other current assets	2,146	5,015
Total current assets	61,390	129,099
Property and equipment, net	6,693	7,640
Intangible assets, net	16,660	19,116
Operating lease assets	10,394	11,283
Other non-current assets	446	487
Total assets	$95,583	$167,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,056	$3,620
Accrued liabilities	4,580	6,025
Current operating lease liabilities	1,311	887
Total current liabilities	7,947	10,532
Operating lease liabilities	11,389	12,387
Other non-current liabilities	92	256
Total liabilities	19,428	23,175
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 25,850,832 and 25,708,519 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	3	3
Additional paid-in capital	457,888	447,085
Accumulated other comprehensive income (loss)	2	(17)
Accumulated deficit	(381,738)	(302,621)
Total stockholders’ equity	76,155	144,450
Total liabilities and stockholders’ equity	$95,583	$167,625

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$1,827	$4,667	$5,400	$8,448
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	1,222	3,578	3,951	7,212
Research and development	10,011	10,497	31,120	23,947
General and administrative	7,557	14,646	25,544	50,584
Sales and marketing	1,750	2,405	9,901	7,202
Intangible amortization expense	819	791	2,457	1,365
Asset write-down and restructuring	11,222	—	16,328	—
Total operating expenses	32,581	31,917	89,301	90,310
Loss from operations	(30,754)	(27,250)	(83,901)	(81,862)
Interest income, net	806	806	2,779	965
Gain on warrant liability	96	1,484	99	12,011
Other income (loss), net	871	(4)	1,909	(4)
Loss before income tax benefit (expense)	(28,981)	(24,964)	(79,114)	(68,890)
Income tax benefit (expense)	—	2,465	(3)	4,071
Net loss	$(28,981)	$(22,499)	$(79,117)	$(64,819)
Net loss per share
Basic and diluted	$(1.13)	$(0.89)	$(3.09)	$(2.68)
Weighted-average shares used in computing net loss per share
Basic and diluted	25,706,023	25,156,756	25,563,895	24,180,445

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(28,981)	$(22,499)	$(79,117)	$(64,819)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale investments	14	(134)	19	(134)
Total other comprehensive (loss) income	14	(134)	19	(134)
Comprehensive loss	$(28,967)	$(22,633)	$(79,098)	$(64,953)

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	22,953,510	$2	$359,451	$—	$(145,491)	$213,962
Stock-based compensation	—	—	10,850	—	—	10,850
Common stock issued upon vesting of restricted stock awards and restricted stock units	335,649	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(132,315)	—	(5,250)	—	—	(5,250)
Exercise of stock options	13,930	—	65	—	—	65
Net loss	—	—	—	—	(19,202)	(19,202)
Balance at March 31, 2022	23,170,774	$2	$365,116	$—	$(164,693)	$200,425
Stock-based compensation	—	—	10,270	—	—	10,270
Common stock issued upon vesting of restricted stock awards and restricted stock units	233,811	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(77,397)	—	(1,342)	—	—	(1,342)
Exercise of stock options	248,734	—	486	—	—	486
Common stock and assumed equity awards in connection with a business acquisition	1,795,446	—	59,556	—	—	59,556
Net loss	—	—	—	—	(23,118)	(23,118)
Balance at June 30, 2022	25,371,368	$2	$434,086	$—	$(187,811)	$246,277
Stock-based compensation	—	—	8,466	—	—	8,466
Common stock issued upon vesting of restricted stock awards and restricted stock units	428,682	1	(1)	—	—	—
Shares repurchased for payment of tax withholdings and other	(74,110)	—	(1,082)	—	—	(1,082)
Exercise of stock options	47,030	—	112	—	—	112
Common stock and assumed equity awards in connection with a business acquisition	—	—	(146)	—	—	(146)
Other comprehensive loss	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(22,499)	(22,499)
Balance at September 30, 2022	25,772,970	$3	$441,435	$(134)	$(210,310)	$230,994

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued upon vesting of restricted stock awards and restricted stock units	7,204	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(2,170)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	25,713,553	$3	$449,784	$42	$(324,097)	$125,732
Stock-based compensation	—	—	2,070	—	—	2,070
Common stock issued upon vesting of restricted stock awards and restricted stock units	151,327	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(22,991)	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(28,660)	(28,660)
Balance at June 30, 2023	25,841,889	$3	$451,815	$(12)	$(352,757)	$99,049
Stock-based compensation	—	—	6,074	—	—	6,074
Common stock issued upon vesting of restricted stock awards and restricted stock units	19,751	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(10,808)	—	(1)	—	—	(1)
Other comprehensive gain	—	—	—	14	—	14
Net loss	—	—	—	—	(28,981)	(28,981)
Balance at September 30, 2023	25,850,832	$3	$457,888	$2	$(381,738)	$76,155

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(79,117)	$(64,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,808	29,586
Depreciation of property and equipment	1,261	954
Amortization of intangible assets	2,457	1,365
Change in fair value of warrant liability	(99)	(12,011)
Amortization of investment discount	(1,833)	(690)
Asset write-down	10,827	—
Changes in operating assets and liabilities
Accounts receivable	465	(991)
Unbilled receivable	2,547	367
Inventories	(7,169)	(1,747)
Prepaid expenses and other current assets	2,343	6,407
Other non-current assets	930	634
Accounts payable	(1,525)	549
Accrued liabilities	(1,021)	363
Other non-current liabilities	(997)	(4,415)
Net cash used in operating activities	(60,123)	(44,448)
Cash flows from investing activities:
Purchases of property and equipment	(1,033)	(1,046)
Acquisition of a business, net of cash acquired	—	(29,687)
Purchases of marketable securities	(58,622)	(138,696)
Maturities of marketable securities	120,000	20,000
Net cash provided by (used in) investing activities	60,345	(149,429)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	663
Shares repurchased for payment of tax withholdings	(68)	(7,677)
Payment of obligations under capital leases	(3)	(94)
Net cash used in financing activities	(71)	(7,108)
Net increase (decrease) in cash, cash equivalents	151	(200,985)
Cash and cash equivalents at beginning of period	35,159	217,114
Cash and cash equivalents at end of period	$35,310	$16,129
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$—
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$—	$59,410
Purchases of property and equipment included in accounts payable at period-end	$—	$13

See accompanying notes to the condensed consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”) is a leader in advanced robotic technology designed to increase the intelligence, efficiency, capability and productivity of advanced robotic systems. Sarcos robotic artificial intelligence and machine learning (“AI/ML”) software enables generalizable autonomy to address challenging, dynamic, environments for industries that require a high degree of adaptability and efficiency.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of September 30, 2023, are unaudited. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.

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

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. The results presented herein include the activity of RE2 from the acquisition date through September 30, 2023. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 4.

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

Asset Write-Down and Restructuring

On July 12, 2023, the Company announced that it had refined its sales strategy to focus on products that have the most potential for near-term revenue growth and strategic opportunities. At the time, these products included our Guardian Sea Class system, certain aviation (baggage handling and exterior aircraft maintenance), solar (solar field panel installation) solutions, and our commercial AI/ML software platform to enable generalizable autonomy. In connection with the restructuring efforts announced in July, the Company incurred charges of $5.5 million during the three months ended September 30, 2023, $1.1 million in severance and benefit payments, and $4.4 million due to the acceleration of stock-based compensation expense resulting from the early termination of the Company's redemption right over certain shares held by the Company's former Chief Operating Officer in connection with the termination of his employment. In connection with the restructuring effort announced in July, during the nine months ended September 30, 2023, the Company incurred total charges of $10.6 million, which includes a write-down of inventory of $4.4 million, a $0.7 million impairment charge for certain assets as a result our product development reprioritization, $1.1 million in severance and benefit payments, and $4.4 million due to the acceleration of stock-based compensation noted above.

Subsequent to September 30, 2023, on November 14, 2023, the Company announced its decision to suspend for the foreseeable future commercialization efforts on its subsea, aviation and solar robotics hardware programs and focus on the development of its commercial AI/ML software platform. The Company will continue some hardware system research and development efforts on a substantially reduced scale, in part to support its software platform development efforts. As a result of the Company's refined strategy it is optimizing its organization in pursuit of this product opportunity and will reduce costs, including reducing headcount and shifting all operations to its Salt Lake City, Utah location and will shut down its facilities in Pittsburgh, Pennsylvania. In connection with the restructuring efforts announced in November 2023, the Company incurred charges of 5.7 million during the three and nine months ended September 30, 2023, which includes a write-down of inventory of $5.2 million, and an impairment charge of $0.5 million for certain assets as a result our product development reprioritization.

The Company anticipates incurring additional restructuring expenses related to the November 14, 2023 restructuring actions in the range of $22 million to $24 million during the fourth quarter of 2023 and the first quarter of 2024. These expenses include approximately $4 million dollars in personnel expenses such as salaries, wages, benefits and severance related to the eliminated headcount. The remainder will be non-cash expenses related to expected accelerated amortization of intangible and other assets due to the strategic shift initiated during the fourth quarter.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $55.1 million as of September 30, 2023, compared to $114.5 million as of December 31, 2022. The Company has historically incurred losses and negative cash flows from operations. As of September 30, 2023, the Company also had an accumulated deficit of approximately $381.7 million and working capital of $53.4 million.

These financial statements have been prepared in accordance with GAAP and on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main source of liquidity has been cash generated by equity offerings. The Company’s primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion and success of sales and marketing activities, customer growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and nine months ended September 30, 2023 and 2022, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Product Development Contract Revenue	$1,044	$4,488	$4,614	$8,203
Product Revenue	783	179	786	245
Revenue, net	$1,827	$4,667	$5,400	$8,448

Contract Balances

The timing of revenue recognition, billing and cash collection results in the recognition of accounts receivable, unbilled receivables, contract assets and deferred revenue in the Company’s condensed consolidated balance sheets.

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of September 30, 2023 and December 31, 2022, are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2022	$1,866	$4,160	$62	$11	$—
Increase/(decrease), net	(464)	(2,547)	510	(10)	101
Ending Balance as of September 30, 2023	$1,402	$1,613	$572	$1	$101

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2022 and 2021, respectively.

Remaining Performance Obligations

As of September 30, 2023, the Company had backlog, or revenue related to remaining performance obligations, of $9.2 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$21,835	$—	$—	$21,835
Marketable securities:
U.S. treasury securities	19,811	—	—	19,811
Total assets	$41,646	$—	$—	$41,646

Liabilities:
Warrant liability	$—	$92	$—	$92
Total liabilities	$—	$92	$—	$92

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$79,337	$—	$—	$79,337
Total assets	$79,337	$—	$—	$79,337

Liabilities:
Warrant liability	$—	$253	$—	$253
Total liabilities	$—	$253	$—	$253

As of September 30, 2023, the Company held $41.6 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of September 30, 2023 and December 31, 2022, inventories, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$366	$2,081
Work-in-process	479	180
Finished goods, net	263	1,301
Total inventories, net	$1,108	$3,562

The Company had inventory reserves of $1.1 million as of September 30, 2023 and $0.4 million as of December 31, 2022.

Prepaid Expenses and Other Current Assets

As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Prepaid insurance	$335	$3,420
Software	1,223	1,191
Other prepaid expenses and assets	588	404
Total prepaid expenses and other current assets	$2,146	$5,015

Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, property and equipment, net consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Robotics and manufacturing equipment	$2,472	$1,610
Leasehold improvements	4,458	4,442
Computer equipment	1,817	1,719
Financed leased computer equipment	271	271
Software	389	389
Furniture and fixtures, and other fixed assets	1,016	1,835
Property and equipment, gross	10,423	10,266
Accumulated depreciation	(3,730)	(2,626)
Property and equipment, net	$6,693	$7,640

Depreciation expenses were $0.5 million and $0.4 million, for the three months ended September 30, 2023 and 2022, respectively. Depreciation expenses were $1.3 million and $1.0 million, for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Liabilities

As of September 30, 2023 and December 31, 2022, accrued liabilities consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Payroll and related costs	$3,459	$4,271
Other accrued expenses and current liabilities	1,121	1,754
Total accrued liabilities	$4,580	$6,025

4. Acquisitions

On April 25, 2022, the Company acquired RE2, Inc. a Pittsburgh, PA based developer of manipulator arms with human-like performance, intuitive robot interfaces and advanced autonomy capabilities. The aggregate consideration transferred was $90.1 million, of which $30.7 million was paid in cash, $44.0 million was comprised of 1,562,112 shares of common stock and $15.4 million was comprised of assumed options to purchase 646,173 shares of common stock. Additionally, 233,333 shares of common stock were issued with a fair value of $6.6 million that were subject to risk of forfeiture. These shares were excluded from the consideration transferred and have been recorded as stock-based compensation expense.

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

Acquired Intangible Assets

As of September 30, 2023, acquired intangible assets, net consisted of the following:

	September 30, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$236	$764	4.6
Developed technology	9,600	2,720	$6,880	3.6
Customer relationships	10,700	1,684	$9,016	7.6
Total	$21,300	$4,640	$16,660

The Company recorded $0.8 million and $0.8 million of amortization expense during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $2.5 million and $1.4 million of amortization expense during the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was recorded as intangible amortization expense in the condensed consolidated statements of operations. There was no impairment of intangible assets recorded for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2023	$820
2024	3,276
2025	3,276
2026	3,276
2027	1,996
2028 and thereafter	4,016
Total	$16,660

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of September 30, 2023, there remained 4,687,500 Earn-Out Shares potentially issuable.

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

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company's Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of September 30, 2023, there were outstanding Warrants to purchase 3,424,908 shares of Common Stock.

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

8. Stock-based Compensation

2021 Stock Plan

On September 15, 2021, the stockholders of the Company approved the Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”), and on the Closing Date, the 2021 Plan was approved by the board of directors. The 2021 Plan provides stock option awards, RSUs and RSAs for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, these awards vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of September 30, 2023, 2.5 million shares were available to grant under the 2021 Plan.

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

Stock Option Activity

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2022	2,377,503	$16.80	7.1	$698
Granted	1,859,200	2.79
Cancelled	(1,071,739)	13.21
Outstanding – September 30, 2023	3,164,964	$9.79	7.5	$112
Exercisable – December 31, 2022	1,414,864	$9.48	5.8	$698
Exercisable – September 30, 2023	1,358,810	$11.26	5.2	$112

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the nine months ended September 30, 2023:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2022	602,561	$22.01
Granted	1,303,925	2.67
Released	(178,282)	20.23
Cancelled	(531,599)	13.58
Outstanding – September 30, 2023	1,196,605	$5.67

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$32	$29	$70	$67
Research and development	323	189	910	503
Sales and marketing	149	227	662	610
General and administrative	1,175	8,021	4,771	28,406
Asset write-down and restructuring	4,395	—	4,395	—
Total stock-based compensation expense	$6,074	$8,466	$10,808	$29,586

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(28,981)	$(22,499)	$(79,117)	$(64,819)
Denominator:
Weighted average shares outstanding, basic and diluted	25,706,023	25,156,756	25,563,895	24,180,445
Basic and diluted net loss per share	$(1.13)	$(0.89)	$(3.09)	$(2.68)
Anti-dilutive securities, excluded	12,473,978	11,302,702	12,473,978	11,302,702

As the Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

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

The Company had income tax expense of $0 and $3,000 for the three and nine months ended September 30, 2023, respectively, as compared to income tax benefit of $2.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. The provision for income taxes for the three months ended September 30, 2023 and 2022 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

11. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of September 30, 2023 and December 31, 2022, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The Company’s revenue is derived primarily from U.S. customers. During the three and nine months ended September 30, 2023, the Company had $1.1 million and $2.0 million, respectively, of revenue earned from customers located outside the United States. During the three and nine months ended September 30, 2022, the Company had $1.3 million and $1.9 million, respectively, of revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

13. Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees as of September 30, 2023. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching on a portion of their contributions.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to successfully pivot our business pursuant to our recently announced strategy to focus on the development of our AI/ML software platform and to suspend our commercialization efforts on our subsea, aviation and solar hardware products;
•
our ongoing limited hardware development efforts;
•
our ability to develop and sell our AI/ML software platform and the capabilities and functionality of our AI/ML software platform;
•
nature and size of the markets that we are targeting;
•
our software product roadmap, including expected timing of new product releases and target markets;
•
competition from existing or future businesses and technologies;
•
our ability to manage our growth and expenses;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to comply with laws and regulations applicable to our business;
•
our ability to attract and retain qualified personnel with the necessary experience, including employees who are instrumental to our new business strategy;
•
our ability to introduce and sell software products that meet our customers’ requirements;
•
our projected financial and operating information and estimates of market size and opportunities;
•
our future financial performance;
•
the impacts of our reductions in force on our cash usage and savings, cost structure and restructuring costs;
•
the impact of the COVID-19 pandemic and global economic and geopolitical conditions and international conflicts on our business and the business of our customers;
•
changes in the markets for our software products;
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

Overview

We are a leader in advanced robotic technology designed to increase the intelligence, efficiency, capability and productivity of advanced robotic systems. Sarcos robotic artificial intelligence and machine learning (“AI/ML”) software enables generalizable autonomy to address challenging, dynamic, environments for industries that require a high degree of adaptability and efficiency. We believe that our AI software platform, which is applicable to the majority of the industrial robots being sold around the world, will enable a dramatic reduction in robotic training times while also making industrial robots far more agile, meaning they can perform more tasks with greater variability, similar to how humans can perform a wide variety of tasks. Among other things, the software platform is being designed to enable robotic manipulators (such as robotic arms) to learn how to work around unforeseen changes or obstacles by building on their initial programming by incorporating internal and external environmental inputs that allow them to understand their environment, determine reasonable behavior in unforeseen situations and quickly apply them to the task at hand. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software will help reduce costly workflow stoppages and prevent unnecessary downtimes, and that our platform will have numerous other applications as well.

On November 14, 2023, we announced a pivot in strategy to prioritize the development of our commercial AI/ML software platform and suspend further commercialization efforts on our subsea, aviation and solar robotics hardware programs. We will continue some hardware system research and development efforts on a substantially reduced scale, in part to support our software development efforts. After continued analysis of our products and programs and careful consideration of our available cash and other resources, as well as third party dependencies, customer decision timing, and the cost and time to develop and achieve a significant and steady revenue stream from our hardware products, we concluded that the focusing on our AI/ML software platform and suspending our hardware commercialization efforts gave us the best risk-adjusted opportunity to meet our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduce our capital requirements and related risks in line with available resources. We believe that the expected capabilities described above, combined with a large potential addressable market, create an opportunity to build a robust software business that has the potential to scale at a substantially faster rate than our hardware solutions. We expect that the development of our AI/ML software platform will only include a minor hardware development component in support of the AI/ML software platform. We also intend to address the subsea, aviation and solar markets through our AI/ML software platform. This pivot in strategy builds on our prior announcement, on July 12, 2023, that we had refined our strategy to focus on products that we believed had the most potential for near-term revenue growth and strategic opportunities, which at the time included our Guardian Sea Class system, certain aviation solutions (baggage handling and exterior aircraft maintenance), a solar (solar field panel installation) solution and our commercial AI/ML software platform to enable generalizable autonomy.

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development in our proprietary technologies and our extensive patent portfolio. Through our development efforts, including our software development efforts, on our hardware products such as the Guardian XO, Guardian XT, Guardian XM and Guardian Sea Class, we have developed a significant amount of advanced technology that we are leveraging to develop our AI/ML software platform. Our extensive robotics history gives us valuable perspective on how to use software to tackle the challenges associated with training and managing industrial robots in complex and dynamic environments.

Our AI/ML software platform was initially conceived as a foundational technology to enhance training and for the autonomous operation of our own internally developed hardware solutions known as Cybernetic Training for Autonomous Robots, or CYTAR® (“CYTAR”). Our vision for using AI/ML software with our robotic systems began in 2017. In 2019, we made our first CYTAR government proposal, and we began significant development work in 2020. As we continued the development of our AI/ML software platform for use with our robotic systems and solutions, we realized that we could greatly expand our potential addressable market by de-coupling our platform from our own systems and applying it to a wide range of third party robotics systems, from fixed in place industrial robots and cobots to mobile systems including drones, autonomous underwater vehicles and remotely operated vehicles. Further exploration of this opportunity over the past year led us to conclude that the ability to expedite training of new robot deployments and unlock greater value from existing deployments through evolution and adaptability was a need that we could address with our AI/ML software platform. We currently intend to offer our commercial AI/ML software through a software-as-a-service (SaaS) revenue model.

We continue to evaluate our strategy and path to near-term revenue growth. As a result of our refined strategy we are optimizing our organization in pursuit of this AI/ML software platform opportunity and will reduce costs, including reducing headcount, shifting all operations to the Salt Lake City, Utah location and shutting down our facilities in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategy decision-making see Part II Item 1A Risk Factors “Due to our limited resources and access to capital, we must make decisions on the allocation of resources and have discontinued development and commercialization of certain products; these decisions may prove to be wrong and may adversely affect our business.”

Continuing Impact of COVID-19

The global impact of the COVID-19 pandemic and actions taken in response have resulted in significant disruptions to how we operate our business. For example, we have experienced and may continue to experience disruptions in our ability to recruit and retain qualified employees, due in part to the historical impact of the COVID-19 pandemic. In addition, the conditions caused by the pandemic have adversely affected and may continue to adversely affect, among other things, our suppliers, partners, customers’ demand for our software products and the ability to test and assess our software products with potential customers, which have, and may continue to, adversely affect our business, results of operations and financial condition. The duration and extent of impacts of the COVID-19 pandemic cannot be accurately predicted at this time and will depend on future developments that are highly uncertain.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our Software Products

After considering development costs, market opportunity, and our available resources as discussed above, we are focusing our business efforts on commercializing our AI/ML software platform. We believe that our ability to successfully develop, launch and sell this commercial software product will determine our near- to mid-term financial success. Whether we are successful depends on many factors, including those discussed under Part II Item 1A Risk Factors “Risks Related to Our Business.” Such risks may result in delay of the anticipated commercial launch of our software platform, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development and testing of our AI/ML software platform. As a result, we will use our cash on hand to develop our software platform and fund operations as we seek to commercialize and achieve revenue from the sale of the product. We currently expect to launch the commercial AI/ML software platform product during the first half of 2024 and begin to recognize revenue from sales in the second half of 2024. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop a commercial version of our software platform prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. In addition, we have taken numerous steps to manage our use of cash. For example, on July 12, 2023 and on November 14, 2023 we announced reductions in force (each a “RIF” and together the “RIFs”) intended to further conserve our current cash resources and manage operating expenses. The majority of the cash payments related to the expenses from the RIF announced on July 12, 2023 (“July RIF”) were paid out during the third quarter of 2023. The July RIF is expected to be completed by the end of 2023. The majority of the cash payments related to the RIF announced on November 14, 2023 (“November RIF”) will be paid out during the fourth quarter of 2023 and the first quarter of 2024. The November RIF is expected to be completed by the end of the first quarter of 2024. We believe we have sufficient liquidity to operate well into 2025 without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML software platform will negatively impact our ability to generate revenue, our profitability, our cash flows and our overall operating performance and result in the need to raise additional capital sooner than expected.

Customer Demand

Although demand for AI/ML platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. The market demand for our software products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our AI/ML software platform product, our business, results of operations and financial condition will be adversely affected.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development in our proprietary technologies and our extensive patent portfolio. Through our development efforts on our hardware products such as the Guardian XO, Guardian XT, Guardian XM and Guardian Sea Class, we have developed a significant amount of advanced technology that we are leveraging to develop our AI/ML software platform. We believe our financial performance is significantly dependent on our ability to maintain this leading position and further dependent on the investments we make in research and development. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, rising interest rates, oil prices, unemployment rates, international conflicts, such as the wars between Israel and Hamas and between Russia and Ukraine, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our AI/ML software platform product or our ability to cost-effectively develop and sell our software platform. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software platform and the budgets of our customers and their expected return-on-investment from the purchase of or subscription for our software platform. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

The discussion below regarding our results of operations for the three and nine months ended September 30, 2023 and 2022 includes the financial results of RE2 beginning on April 25, 2022, the acquisition date through September 30, 2023. Our results do not include RE2’s financial information prior to the acquisition.

Comparison of the Three Months Ended September 30, 2023, and 2022

Revenue, Net

The following table presents our revenue for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$1,044	$4,488	$(3,444)	(77)%
Product Revenue	783	179	604	337%
Revenue, net	$1,827	$4,667	$(2,840)	(61)%

Revenue decreased by $2.8 million, or 61%, from $4.7 million for the three months ended September 30, 2022, to $1.8 million for the three months ended September 30, 2023, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $3.4 million, or 77%, from $4.5 million for the three months ended September 30, 2022, to $1.0 million for the three months ended September 30, 2023. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML software platform development efforts under our refined sales and product development strategy.

Product Revenue

Revenue derived from product sales increased by $0.6 million, or 337%, from $0.2 million for the three months ended September 30, 2022, to $0.8 million for the three months ended September 30, 2023. The increase was primarily due to the sale of two Guardian Sea Class systems during the three months ended September 30, 2023.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$1,222	$3,578	$(2,356)	(66)%
Research and development	10,011	10,497	(486)	(5)%
General and administrative	7,557	14,646	(7,089)	(48)%
Sales and marketing	1,750	2,405	(655)	(27)%
Intangible amortization expense	819	791	28	4%
Asset write-down and restructuring	11,222	—	11,222	*NM
Total operating expenses	$32,581	$31,917	$664	2%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $2.4 million, or 66%, from $3.6 million for the three months ended September 30, 2022, to $1.2 million for the three months ended September 30, 2023. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development contracts during the three months ended September 30, 2023.

Research and Development

Research and development expense decreased by $0.5 million, or 5% from $10.5 million for the three months ended September 30, 2022, to $10.0 million for the three months ended September 30, 2023. The decrease was driven primarily by reduced third-party professional service expense during the current year period as part of our prioritization efforts on development and commercialization of our products.

General and Administrative

General and administrative expense decreased by $7.1 million, or 48%, from $14.6 million for the three months ended September 30, 2022, to $7.6 million for the three months ended September 30, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $6.8 million due to certain awards vesting in the prior year and reduced outstanding unvested awards due to employee terminations during the current year period.

Sales and Marketing

Sales and marketing expense decreased by $0.7 million, or 27%, from $2.4 million for the three months ended September 30, 2022, to $1.8 million for the three months ended September 30, 2023. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services.

Intangible Amortization Expense

Intangible amortization expense was flat at $0.8 million for the three months ended September 30, 2023 and 2022.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $11.2 million for the three months ended September 30, 2023, which includes $1.1 million in severance and benefit payments, $4.4 million related to the acceleration of stock-based compensation expense resulting from the early termination of our redemption right over certain shares held by our former Chief Operating Officer in connection with the termination of his employment, a write-down of inventory of $5.2 million, and $0.5 million related to the write-down of certain assets. We anticipate incurring additional restructuring expenses, related to the restructuring actions taken during 2023, in the range of $22 million to $24 million during the fourth quarter of 2023 and the first quarter of 2024. These expenses include approximately $4 million dollars in personnel expenses such as salaries, wages, benefits and severance related to the eliminated headcount. The remainder will be non-cash expenses related to expected accelerated amortization of intangible and other assets due to the strategic shift initiated during the fourth quarter.

Other Income

The following table presents other income for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income, net	$806	$806	$—	—%
Gain on warrant liability	96	1,484	(1,388)	(94)%
Other loss, net	871	(4)	875	(21,875)%
Total other income	$1,773	$2,286	$(513)	(22)%

Other income decreased by $0.5 million for the three months ended September 30, 2023 as compared to the prior year period, as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased other income related to the employee retention credit refund received during the current year period.

Provision for Income Taxes

Income tax expense was $0 for the three months ended September 30, 2023 compared to $2.5 million in income tax benefit for the three months ended September 30, 2022. The income tax benefit recorded during the three months ended September 30, 2022 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the prior year quarter.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue, Net

The following table presents our revenue for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$4,614	$8,203	$(3,589)	(44)%
Product Revenue	786	245	541	221%
Revenue, net	$5,400	$8,448	$(3,048)	(36)%

Revenue decreased by $3.0 million, or 36%, from $8.4 million for the nine months ended September 30, 2022, to $5.4 million for the nine months ended September 30, 2023, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $3.6 million, or 44%, from $8.2 million for the nine months ended September 30, 2022 to $4.6 million for the nine months ended September 30, 2023. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML software platform development efforts under our refined sales and product development strategy.

Product Revenue

Revenue derived from product sales increased by $0.5 million, or 221%, from $0.2 million for the nine months ended September 30, 2022, to $0.8 million for the nine months ended September 30, 2023. The increase was primarily due to the sale of two Guardian Sea Class systems during the current year period.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$3,951	$7,212	$(3,261)	(45)%
Research and development	31,120	23,947	7,173	30%
General and administrative	25,544	50,584	(25,040)	(50)%
Sales and marketing	9,901	7,202	2,699	37%
Intangible amortization expense	2,457	1,365	1,092	80%
Asset write-down and restructuring	16,328	—	16,328	*NM
Total operating expenses	$89,301	$90,310	$(1,009)	(1)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $3.3 million, or 45%, from $7.2 million for the nine months ended September 30, 2022, to $4.0 million for the nine months ended September 30, 2023. Cost of revenue decreased mainly due to decreased labor and material expense charged to product development contracts during the nine months ended September 30, 2023.

Research and Development

Research and development expense increased by $7.2 million, or 30% from $23.9 million for the nine months ended September 30, 2022, to $31.1 million for the nine months ended September 30, 2023. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and the shift of labor from cost of revenue to research and development due to the timing of new product development contracts being signed and the focus on new product development and commercialization efforts. As a result, allocated overhead and fringe related costs also increased due to the increase in labor costs. We expect that future research and development costs will decrease significantly due to the reduction in headcount actions taken during 2023 and other cost savings resulting from the pivot in strategy to prioritize the AI/ML software development and discontinue other research and development efforts.

General and Administrative

General and administrative expense decreased by $25.0 million, or 50%, from $50.6 million for the nine months ended September 30, 2022, to $25.5 million for the nine months ended September 30, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $23.6 million due to certain awards vesting in the prior year. In addition to the decrease in stock-based compensation expense, business insurance expenses decreased during the current year period to more favorable rates resulting from the latest renewal and legal fees decreased in comparison to the prior year due to the lack of acquisition-related legal expenses arising from the RE2 acquisition during the prior year period. We also expect that future general and administrative expenses will decrease significantly due to the reduction in headcount actions taken during 2023 and other cost savings resulting from our pivot in strategy to prioritize the AI/ML software development with a lower overall cost structure.

Sales and Marketing

Sales and marketing expense increased by $2.7 million, or 37%, from $7.2 million for the nine months ended September 30, 2022, to $9.9 million for the nine months ended September 30, 2023. This increase was driven by an increase in professional service fees related to third-party platform expense utilized in data management of our products and services, increased promotional and event expense during the current year period, and increased expenses related to additional headcount due in part to our RE2 acquisition. We also expect that future sales and marketing expenses will decrease significantly due to the reduction in headcount actions taken during 2023 and other cost savings resulting from our pivot in strategy to prioritize the AI/ML software development with a lower overall cost structure.

Intangible Amortization Expense

Intangible amortization expense increased by $1.1 million, from $1.4 million for nine months ended September 30, 2022, to $2.5 million for the nine months ended September 30, 2023. The increase in intangible amortization expense is due to the recognition of amortization expenses on identified intangible assets recorded as part of the RE2 acquisition.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $16.3 million for the nine months ended September 30, 2023, which includes a write-down of inventory of $9.6 million, a $1.2 million impairment charge for certain assets as a result our product development reprioritization, $1.1 million in severance and benefit payments, and $4.4 million due to the acceleration of stock-based compensation expense resulting from the early termination of our redemption right over certain shares held by our former Chief Operating Officer in connection with the termination of his employment.

Other Income

The following table presents other income for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income, net	$2,779	$965	$1,814	188%
Gain on warrant liability	99	12,011	(11,912)	(99)%
Other income, net	1,909	(4)	1,913	(47,825)%
Total other income	$4,787	$12,972	$(8,185)	(63)%

*NM - Not Meaningful

Other income decreased by $8.2 million for the nine months ended September 30, 2023 as compared to the prior year period as a result of the decrease in unrealized mark-to-market gain on our outstanding private placement warrants, partially offset by increased interest income from our investments in marketable securities and increased other income related to employee retention credit refunds received during the current year.

Provision for Income Taxes

Income tax expense was $3 thousand for the nine months ended September 30, 2023 compared to $4.1 million in income tax benefit for the nine months ended September 30, 2022. The income tax benefit recorded during the nine months ended September 30, 2022 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the prior year period.

Backlog and Total Estimated Contract Value

Our backlog, as of September 30, 2023, was $9.2 million, $7.4 million of which was funded and $1.8 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $19.1 million as of September 30, 2023.

Liquidity and Capital Resources

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of September 30, 2023, we had $55.1 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to develop and deliver our commercial AI/ML software platform products and thereby recognize associated revenue and capital requirements to develop our commercial AI/ML software platform prior to receiving payments sufficient to cover our costs. Any delays in the successful commercialization of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

In addition, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the RIFs announced on July 12, 2023 and November 14, 2023, and other related actions, and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. We believe we have sufficient liquidity to operate well into 2025 without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our software platform will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(60,123)	$(44,448)	$(15,675)	35%
Net cash provided by (used in) investing activities	60,345	(149,429)	209,774	(140)%
Net cash used in financing activities	(71)	(7,108)	7,037	(99)%
Net increase (decrease) in cash, cash equivalents	$151	$(200,985)	$201,136	(100)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2023 increased by $15.7 million to $60.1 million from $44.4 million during the same period in 2022. The increase to net cash used in operating activities was primarily attributable to a $14.3 million increase to net loss, a net increase of $4.2 million in non-cash expenses driven mainly by increases in asset write-down expenses and decreased gains on warrant liability revaluation, offset partially by decreased stock-based compensation. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $5.6 million, driven mainly by increased inventory purchases.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the nine months ended September 30, 2023 increased by $209.8 million. The increase in cash provided by investing activities is predominantly due to $61.4 million of maturities of marketable securities, net of purchases, during the nine months ended September 30, 2023, as compared to the $118.7 million of purchase of marketable securities, net of maturities, and $29.7 million of net cash that was included as part of the purchase consideration for the RE2 acquisition during the nine months ended September 30, 2022.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the nine months ended September 30, 2023 decreased by $7.0 million as compared to the prior year period. The decrease in financing activities was mainly due to a $7.6 million decrease in funds used to repurchase shares of common stock that were withheld for payment of tax withholding obligations upon the vesting of equity awards.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us. References in this Item 1A Risk Factors to financial information as of dates prior to or for periods ended on or prior to April 25, 2022, do not include the financial information of RE2 as of those dates or for those periods.

Risks Related to Our Business

We are an early stage company with a history of losses, and expect to incur significant expenses for the foreseeable future.

We incurred a net loss of $79.1 million for the nine months ended September 30, 2023, and a net loss of $157.1 million for the year ended December 31, 2022. We believe that we will continue to incur operating and net losses until 2025 at the earliest. Even if we are able to successfully develop our AI/ML software platform and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development and successful commercial introduction and adoption on a large scale of our AI/ML software platform and our ability to lower costs as we achieve economies of scale, none of which may occur.

We expect that we will continue to incur losses in future periods as we:

•
continue to design, develop and commercialize our AI/ML software platform;
•
continue to utilize and develop potential new relationships with third-party partners for software design and development;
•
conduct our sales and marketing activities and develop our sales infrastructure;
•
develop and enhance our AI/ML software platform;
•
develop and expand our technology infrastructure and cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto and because we are still developing our AI/ML software platform, we expect that our losses in future periods will continue to be significant until we start to achieve significant subscription revenue and associated revenue. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses. Further, the shift in product development and commercialization strategy to focus on our AI/ML software platform in November 2023 has affected the timing of when we expect to generate revenue and has made forecasting our quarterly and annual results more challenging.

Due to our limited resources and access to capital, we must make decisions on the allocation of resources and have discontinued development and commercialization of certain products; these decisions may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and as a result, we may forgo or delay pursuit of opportunities with other product candidates that might have had greater commercial potential or a greater likelihood of success. For example, on November 14, 2023, we announced a pivot in strategy to focus on the development of our commercial AI/ML software platform. After continued deep analysis of our business and careful consideration of our hardware product’s development costs and market opportunity, and of our available resources, we concluded that focusing on our AI/ML software platform meets our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduces our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Moreover, we may be unable to monetize assets relating to discontinued products or further reduce expenses.

We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts, and potential collaborations with other companies, developers, partners and other participants. However, our AI/ML software platform may not develop in accordance with our expectations and market acceptance of the platform is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have no experience with commercializing an AI/ML software platform, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts.

In addition, as we develop and commercialize our AI/ML software platform, we may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, security, safety, competition and consumer protection, which may delay or impede the development of our AI/ML software platform, increase our operating costs, require significant management time and attention or otherwise harm our business. As a result of these or other factors, our product strategy may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a development stage company, with no experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing of commercial launch of our AI/ML software platform, the level of demand for our software platform, the size of our target markets, the performance of our software platform, the utilization of the platform, product pricing and the nature and length of the sales cycle. However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $65.4 million and $42.1 million for the years ended December 31, 2022 and 2021, respectively, and negative cash flow from operating activities of $60.1 million for the nine months ended September 30, 2023. We expect to continue to have negative cash flow from operating and investing activities until 2025 at the earliest as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our AI/ML software platform, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also will at times require significant amounts of working capital to support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability.

We have no previous history or experience with commercializing software products and may not be able to do so efficiently or effectively.

We have no previous history or experience commercializing AI/ML software products or platforms and may not be able to do so efficiently or effectively. Moreover, commercialization may be delayed due to the challenges discussed under “Commercialization of our AI/ML software platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.” A key element of our long-term business strategy involves sales, marketing, training, and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our AI/ML software platform into new markets. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Commercialization of our AI/ML software platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.

As a result of our recently announced pivot in business strategy, we are focusing our efforts on the development and commercialization of our AI/ML software platform. If product testing, production or customer use demonstrate that our AI/ML software platform does not deliver the performance, reliability, functionality and/or safety that we or our potential customers expect, release of a commercial AI/ML software platform product and therefore availability to customers may be delayed as we work to address the deficiencies. If we experience delays in the commercial release of our software platform, our results of operations and financial condition would be further adversely affected, perhaps materially. In addition, delays in developing and releasing an AI/ML software platform with the performance, reliability and/or safety we and our potential customers are expecting could materially harm our operations and lead potential customers to seek alternative solutions.

Moreover, our current estimates for completion of our AI/ML software platform development efforts and the commencement of sales of the platform to potential customers are dependent in part on our ability to hire and retain qualified employees. In addition, we have seen a significant increase in personnel costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflicts between Russia and Ukraine and between Israel and Hamas, inflation and high interest rates, and responses thereto are also contributing to price increases. Over the past year we have experienced, and we continue to experience, these challenges, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Our revenue will be concentrated in our AI/ML software platform for the foreseeable future.

If we are successful in commercializing our AI/ML software platform, our revenue will be concentrated in this product for the foreseeable future. We will need to continue to develop our platform and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML software platform does not meet customer expectations, or cannot be completed or released on its projected timelines and in line with cost targets, our future revenue and operating results will be adversely affected.

With our AI/ML software platform still under development, customer trials and discussions may not result in binding subscriptions.

Our AI/ML software platform is still under development. At present, we have revenue generating contracts with U.S. government customers for the development and testing of AI/ML software, but no commercial customers. Our AI/ML software platform contains complex technology that we have developed over many years. The design of our software products is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our software platform, customers who initially expressed an interest in our software products during the design phase may not ever purchase the software.

We have limited knowledge of the customer testing that will be required for customers to adopt our software platform. As a result, customer testing may take longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer subscriptions than anticipated. We may not be able to adapt our platform to reflect customer feedback successfully or at all. If customers who initially express an interest in our software platform and influenced its design ultimately do not enter into binding subscriptions, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers, analysts, ratings agencies and other parties in our AI/ML software platform product, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development to meet demand, product performance, competition and uncertainty regarding the future of robotics. If we do not generate sufficient binding subscriptions for our software platform, our business, prospects, financial condition and operating results would be materially and adversely affected.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML software platform, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML software platform and applications similar to what we are developing is relatively new and evolving. We are developing our AI/ML software platform to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to subscribe to our AI/ML software platform, our sales might not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our AI/ML software platform as too costly or as discretionary. Moreover, market acceptance of our AI/ML software platform is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our AI/ML software platform, our business, operating results, financial condition and growth prospects will be materially and adversely affected.

If we are unable to introduce and successfully implement enhancements, new features or modifications to our AI/ML software platform, our business would be harmed.

If we are unable to introduce and successfully implement new applications, enhancements or features, or fail to develop new applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects would be adversely affected. The success of enhancements and new applications depend on several factors, including timely completion, introduction and market acceptance.

We must continue to meet changing expectations and requirements of our customers. Any failure of our platform to operate effectively with future software, such as third-party robotic operating systems, and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our platform or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our platform or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our platform or if we fail to introduce new applications to market in a timely fashion, our AI/ML software platform might become less marketable, less competitive or obsolete, our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

We may fail to attract or retain customers at sufficient rates or at all.

We have no previous history or experience commercializing software products and may not be able to do so efficiently or effectively. To create and grow our customer base, we must obtain subscriptions from new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our software platform. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

We expect our AI/ML software platform to be used with robots operating in a wide variety of environments and for a broad range of complex uses. Our success depends on our ability, and the ability of our customers, to implement our AI/ML software platform successfully in these environments. Customer retention will also be largely dependent on the quality and effectiveness of our customer service operations, which may be handled internally by our personnel and also by third-party service providers. We expect that we will need to often assist our customers in implementing our AI/ML software platform. If we or our customers are unable to implement our AI/ML software platform successfully, or are unable to do so in a timely manner, inadequate performance might result and customer perceptions of our platform and company might be impaired, our reputation and brand might suffer, we may face legal claims, customers might choose not to renew or expand the use of our platform and we might lose opportunities for additional sales.

We do not have any history with our SaaS sales model.

We have no experience with selling software through a SaaS sales subscription model, and we expect to offer SaaS subscriptions for our AI/ML software platform. The success of our strategy to build recurring revenue streams through our SaaS subscription model depends on our ability to successfully market our software platform and the benefits to customers of the SaaS subscription model and to successfully develop a network of ongoing customers for our SaaS revenue model. Customers may also not perceive benefits to the SaaS subscription model in the context of our platform. The likelihood of our success must be considered in light of these risks, and our SaaS subscription model may not prove successful.

In addition, our competitors may offer different subscription or pricing models that may be more attractive to potential customers. We may be required to adjust our sales model in response to these changes, which could adversely affect our financial performance.

Important assumptions about market demand, pricing, adoption rates and sales cycles for our future software products may be inaccurate.

Our decision to pivot our business strategy to focus on the development of our commercial AI/ML software platform was based in part on our estimate of the potential addressable market for our platform, pricing, adoption rates and sales cycles. However, the market demand for our software platform is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our software platform or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our software platform may not compete as effectively, if at all, and it may not be fully developed into a commercial software product. If customer demand does not develop as expected, or if we do not accurately forecast pricing, adoption rates and sales cycles for our software platform, our business, results of operations and financial condition will be adversely affected, perhaps materially.

The benefits of our AI/ML software platform to customers and projected return on investment have not been substantiated through customer use.

Our commercial AI/ML software platform is under development and has not been used by customers. Our software platform may not perform consistent with customers’ expectations or consistent with other products which may be or may become available. Any failure of our software platform to perform as expected could harm our reputation and result in adverse publicity, lost revenue, subscription cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

We currently intend to target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our platform. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure subscriptions from these or other businesses or we may be unable to generate meaningful revenue from these key potential customers. If our software platform is not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

A portion of our current revenue is currently and will continue to be generated by contracts with government entities, which make us subject to a number of uncertainties, challenges and risks.

Contracts with government entities are subject to a number of risks. Such relationships can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also, see “We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition”.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

The AI/ML and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software platform as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors.

We believe our AI/ML software platform will compete with system integrators, like Grey Matter Robotics and Titan Robotics, who develop point solutions using robotic manipulators provided by companies such as Kuka, Fanuc, ABB, Universal Robots, Yasakawa and others.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years, especially as we develop a commercial AI/ML software platform.

Our competitor base may change or expand as we continue to develop and commercialize our software platform in the future. Competitors may develop products that utilize advanced technology similar to ours (such as computer vision, machine learning, and artificial intelligence) in a more effective way, or new technologies or products that provide superior results to customers or are less expensive than our software platform. Our technologies and software platform could be rendered obsolete by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our software products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of software products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be adversely affected.

In addition, because we operate in new and evolving markets, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the AI/ML software or robotics markets as a whole and, accordingly, our business.

We may not be able to complete or enhance our product offerings through our research and development efforts.

In order to produce a commercial version of our AI/ML software platform, we need to complete our development efforts. Even after introduction of a commercial version of our platform, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Our software is in the early stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our software platform at all or within our currently expected timelines or available resources.

In addition, notwithstanding our market research efforts, our AI/ML software platform may not be accepted by customers. The success of the AI/ML software platform product will depend on numerous factors, including our ability to:

•
attract, recruit and retain qualified personnel, including engineers;

•
identify the preferred product features for our target customers and markets;

•
develop and introduce the platform in a timely manner;

•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and

•
demonstrate the flexibility, productivity, capabilities and efficiency benefits of our software products.

We expect to manage our product development efforts for our AI/ML software platform through the development of pre-commercial product for testing and evaluation. We also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our software platform. If we fail to generate demand by developing a software platform that incorporates features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced with respect to our hardware products and may in the future experience delays in various phases of product development, including during research and development, limited release testing, and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our software platform, or to purchase competitors’ products. Even if we are able to successfully develop our software platform when anticipated, we may not produce sales in excess of the costs of development, and our software platform may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our software platform, which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Operations & Growth

Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, “Defects”) in our AI/ML software platform, failure of our software platform to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, damage to property, personal injury and significant safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, development and marketing of our AI/ML software platform involve certain inherent risks. Real or perceived design flaws, errors, defects, glitches, bugs, malfunctions, connectivity issues in our software platform, unanticipated use of our software platform, user errors or inadequate disclosure of risks relating to the use of our software platform, among others, can lead to injury, property damage or other adverse events. We plan to conduct extensive testing of our software platform, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the platform. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML software platform, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our software platform could include significant injuries or even death. To the extent that Defects or connectivity issues are discovered during or after the development of the platform, we may experience delays in the development and/or sale of the platform while the issues are resolved. If the issues cannot be adequately resolved, production of the platform may not occur and/or resume.

In addition, we may not be aware of design Defects until injury to person or property has occurred. Such adverse events could lead to safety alerts relating to our software platform (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our software platform from the market. Defects could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. A failure of any part of our AI/ML software platform could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular system maintenance for our AI/ML software platform, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software platform, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging defects in the design of our software platform. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software platform. Although we maintain product liability insurance, the coverage is be subject to deductibles and limitations, and may not be adequate to cover future claims.

Even if our AI/ML software platform performs properly and is used as intended, if personal injuries occur while operating third-party products that use our AI/ML software, or if users injure others while operating robotic systems with our software, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that may in the future use our AI/ML software platform contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our software products in a safe manner, we cannot be sure that the platform will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of our platform can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our platform in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We may use “open source” software, which could negatively affect our ability to offer our AI/ML software platform and subject us to possible litigation.

Our AI/ML software platform may use “open source” software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, or AGPL, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software, or to license our modifications or derivative works under the terms of the particular open source license. If we are required, under the terms of an open source license, to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our software products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platform.

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI/ML software platform. We cannot guarantee that we will incorporate open source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding us or our software products.

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by our customers. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brands. Furthermore, there is the risk of potential adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, we recently determined to pivot our business to focus on the development of our commercial AI/ML software platform in lieu of hardware products because we believe this strategy meets our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduces our capital requirements and related risks in line with available resources . However, this strategy may not prove to be effective. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to effectively manage our growth, we may not be able to design, develop, market and launch our software products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. As we grow our business, we may need to manage the following activities, among others:

•
expanding our management, engineering and other teams;

•
identifying and recruiting individuals with the appropriate relevant experience;

•
hiring and training new personnel;

•
commercializing our AI/ML software platform;

•
forecasting revenue and implementing enterprise resource planning (ERP) systems;

•
entering into relationships with one or more third-party service providers or partners, including in relation to the development and expansion of our AI/ML software platform;

•
potentially carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

•
expanding and enhancing internal information technology, safety and security systems;

•
establishing or expanding sales and customer service organizations;

•
conducting demonstrations and customer trials of our software platform; and

•
implementing and enhancing administrative infrastructure, systems and processes.

We recently announced two RIFs, one in July 2023, affecting approximately 24% of our workforce at the time, and another in November 2023, affecting approximately 70% of our workforce at the time, ultimately resulting in our decision to shift our product development and commercialization strategy to focus on our AI/ML software platform. However, these RIFs, in particular the November RIF, which is being conducted as we shift our product development and commercialization strategy, may place additional strain on our existing resources, and we could experience systemic operating difficulties in managing our business and implementing controls and other business processes or face other liabilities that are difficult to predict at this time.

In the future, we may need to hire additional personnel, including engineers, whether due to growth of our business, unwanted attrition, a lack of certain skills or otherwise. Because of the innovative nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with the experience designing and developing AI/ML software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. Integrating new employees can cause disruptions to processes, projects, culture, priorities and a company as a whole. Further, as a result of our recent reduction in force, we have re-organized our operations, which has resulted in some employees having different reporting relationships, team members or responsibilities, which could result in delays or other operational difficulties as employees become accustomed to the new organizational structure. New employees may not perform as expected or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or may not perform as well as in the past. Any failure to attract, integrate, train, motivate and retain employees or difficulty adjusting to a new organizational structure could significantly delay our product development and commercial release and materially harm our business, prospects, financial condition and operating results.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing our commercial AI/ML software platform, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software platform and general and administrative expenses. Although the RIFs will significantly reduce expenses, the amount of savings may not be as much as we expect. Some of the factors that may lead to cost increases or reduced cost decreases are outside of our control, such as national or global geopolitical and economic conditions, including inflation or increases in interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software platform. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our software platform to meet customer needs and identify and investigate new areas of demand and successfully market our software products, but also on our ability to sell our AI/ML software platform product at a price needed to achieve sufficient margins and control our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software platform in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML software platform, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting AI/ML software platform to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We plan to incur substantial, and potentially increasing, research and development costs as part of our efforts to design, develop, enhance, and commercialize our AI/ML software platform. Our research and development program may not produce successful results or, be sufficient to adapt to new or changing technologies (such as artificial intelligence), and our products may not achieve market acceptance, create additional revenue or become profitable.

We face risks related to natural disasters, health epidemics and other calamities, which could significantly disrupt our operations.

Our facilities or operations or any potential third-party partners or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics and other calamities and force majeure events. See "Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results." Although we have servers that are hosted both onsite and at an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, as well as adversely affect our ability to provide services.

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Depending upon the duration of the ongoing effects of the COVID-19 pandemic, which may linger for some time even as significant health risks have abated, our potential customers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic adversely affected our ability to recruit skilled employees to join our team and to meet our product development timelines and it or other events could do so again.

Risks Related to Our Finances

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives. Any delays in the successful commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected.

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our software products , coupled with our belief that our AI/ML software platform represents a significant technology advancement, means we have limited to no historical data on the demand for our software platform. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we complete the development and launch of our commercial software platform, and that our level of capital expenditures will be significantly affected by customer demand for our platform. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds if and when needed, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure or potentially cease operations and liquidate. We might not be able to obtain any funding, and might not have sufficient resources to conduct our business as projected or at all, either of which could mean that we would be forced to curtail or discontinue our operations.

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

In July 2023, we implemented a RIF affecting approximately 71 employees, representing approximately 24% of our workforce at the time, as part of our initiatives to improve our cost structure. Further, in November 2023, we announced a RIF affecting approximately 150 employees, representing approximately 70% of our remaining workforce after the July RIF. These efforts are expected to result in significant annualized cost savings. However, we may incur additional expenses not currently contemplated due to events associated with the RIFs. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from the RIFs due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the RIFs, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to improve our cost structure, including the RIFs, may be disruptive to our operations. For example, our workforce reductions have resulted in and may continue to result in some attrition beyond planned staff reductions, and may lead to the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations and reduced employee morale. We may need to seek contractor support due to unwanted attrition at unplanned additional expense or harm our productivity. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees that are necessary to our operations among our remaining employees or to contractors, which could result in disruptions to our operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, and make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our software platform, which would adversely affect our business, financial condition, and results of operations.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and release software products. Additionally, our subscriptions from period to period may fluctuate as we identify and investigate areas of demand and add new product derivatives based on market demand and develop and introduce new features or functionality or introduce our AI/ML software platform to new markets for the first time, and as product development contract revenue fluctuates. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design and launch our software products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. We have experienced and will, as part of the November RIF, experience changes in our senior management team. Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent reduction in force. Our inability to successfully manage these transitions, could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed. We face intense competition for experienced and highly skilled employees from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Given our recent RIFs, we may have increased difficulty attracting and retaining highly qualified personnel. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the AI/ML software and robotics fields than other major metropolitan areas. In addition, as part of the pivot in strategy announced on November 14, 2023, we determined to close our facility in Pittsburgh, Pennsylvania and may no longer be able to attract highly skilled employees in that location. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design and launch our software products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

Our management as a group has limited experience in operating a publicly-traded company.

Although some members of our management have public company experience, our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our officers as a group have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. Although we have hired personnel experienced in managing and addressing the obligations of a publicly-traded company, we may be unable to retain these employees or hire qualified replacements should we experience unwanted attrition. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly-traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more difficult and more expensive for us to obtain director and officer liability insurance and we have incurred substantially higher costs to obtain appropriate coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

If we fail to maintain and strengthen effective systems of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We expect that the requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq will continue to result in significant legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. The Tax Act has eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. The Inflation Reduction Act of 2022 has imposed a 1% excise tax on certain repurchases of stock. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We may become subject to new or changing governmental regulations relating to the design, marketing, distribution, servicing or use of our software products, and a failure to comply with such regulations could lead to withdrawal of our software platform from the market, delay our projected revenue, increase costs or make our business unviable if we are unable to modify our software platform to comply.

We may become subject to new or changing international, national, state and local regulations, including laws relating to the design, marketing, distribution, servicing or use of AI/ML software products, such as our AI/ML software platform. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of software and services, and may require us to pause sales and modify our software products, which would likely result in a material adverse effect on our revenue and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our software products from the market.

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

Further, under certain circumstances we have or may take on contractual or other legal obligations to indemnify and to incur legal expenses on behalf of investors, directors, officers, employees, customers, vendors or other third-parties. For example, our Amended and Restated Bylaws (the "Bylaws") provide that we will indemnify our directors and officers, and may indemnify our employees, agents and other persons, to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with directors and officers that require us, among other things, to indemnify them against claims that may arise due to their service in those capacities. These indemnification agreements also require us to advance expenses reasonably and actually incurred by them in investigating or defending any such claims, and it may be difficult or impossible to recover any advanced expenses if it turns out the person was not entitled to indemnification. If we are required or agree to defend or indemnify, or advance expenses to, any of our investors, directors, officers, employees, customers, vendors or other third-parties, we could incur material costs and expenses that could adversely affect our business, results of operations or financial condition.

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

The CPRA created obligations relating to consumer data beginning on January 1, 2022, and the CPRA went into effect on January 1, 2023. The CPRA significantly modified the CCPA, potentially resulting in further uncertainty. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security. For example, Virginia, Colorado, Connecticut, Delaware, Utah, Iowa, Indiana, Texas, Montana, Oregon, Florida, and Tennessee have enacted laws similar to the CCPA and CPRA that have taken or will take effect between 2023 and 2026. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, which generally are more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

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

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software platform or our ability to sell our software platform. Governmental bodies have implemented laws and are considering further regulation of AI/ML technologies that could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union has proposed certain legislation, such as the EU AI Act, that, when adopted, could impose onerous obligations related to the use of AI/ML related systems. For example, on October 30, 2023 the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. If such legislation, or similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third party AI/ML technologies into robotic products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

Uncertainty around new and emerging AI/ML technologies, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses if we decide to expand AI/ML within product offerings. AI/ML technologies may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm and/or legal liability. The use of AI/ML technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability. These challenges may make it harder for us to conduct our business using AI, and may lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Many of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the war in Ukraine and any related political or economic responses and counter-responses. Further, attackers have used AI/ML technologies to launch more automated, targeted and coordinated attacks against their targets.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) in-product technology, owned by us or our third-party vendors; (d) our software, including third-party software we license; and (e) customer data that we process or our third-party vendors process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our systems. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We may face objections to our intended collection or use of data, which may require us to implement new or modified data handling policies and mechanisms, increase our maintenance costs and costs associated with data processing and handling, and harm our business prospects. The use of AI/ML technologies may result in security incidents and our use of AI/ML technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance and sales and service processes. These risks may affect our ability to manage our data or deploy and service our products and solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition, unavailability, modification, disclosure or other processing of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our software products, damage our relationships with customers, partners, collaborators or others or result in claims, regulatory investigations and proceedings and significant legal, regulatory and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

As a government contractor or subcontractor, we must comply with laws, regulations and contractual provisions relating to the formation, administration and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. U.S. governmental agencies, such as the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. In addition, as a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling our software products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

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

Our AI/ML software platform and technology are subject to compliance with any applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our software and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of our software may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our software or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our software, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our software platform, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our software platform systems, as well as our decreased ability to export or market our software to potential customers. Any decreased use of our software platform or limitation on our ability to export or market our software would likely adversely affect our business, prospects, financial condition and operating results.

Increased scrutiny and changing expectations from regulators, investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on trade secret law to protect our proprietary software and product candidates/products in development.

Patent positions covering robotic systems and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or software platform from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

We also have taken and continue to take precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our software or other technologies that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

Filing, prosecuting, maintaining and defending patents and trademarks and seeking to enforce copyrights on our intellectual property in all countries throughout the world would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions, technologies or software in the jurisdictions in which we do not have (or are unable to effectively enforce) patent or other intellectual property protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our software products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

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

We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our software products.

Companies operating in the robotics software industry may face difficulty enforcing their patent and other intellectual property rights and may become subject to a substantial amount of litigation over these rights. In particular, our competitors in both the United States and abroad, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, have been issued patents and filed patent applications with respect to their products and processes and may apply for other patents in the future. The large number of patents, the rapid rate of new patent issuances and the complexities of the technology involved increase the risk of patent litigation.

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. No assurance can be given that patents containing claims covering our software products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications that initially do not appear to be problematic may issue with claims that potentially cover our software, technology or methods. Moreover, there may be pending, published or allowed applications that may disclose, but not claim, subject matter covering our software, technology or methods, where such pending or published applications may be amended, or one or more continuation or divisional applications may be filed, in an attempt to capture, to the extent possible, such software, technology or methods that are in the public domain, and which may result in issued patents that our current or future products infringe.

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our infringing software products, unless we can obtain a license to use the technology covered by such patents or can redesign our software products so that they do not infringe. A license may not be available on commercially reasonable terms or at all, and we may not be able to redesign our software products to avoid infringement. In these circumstances, we may not be able to sell our software products at competitive prices or at all, and our business, prospects, financial condition and operating results could be harmed.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We may develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the U.S. government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government may also have the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail to defend against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be forced to seek a license, which may not be available on commercially acceptable terms or at all. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our software products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Securities

Resales of the shares of Common Stock issued in connection with the Business Combination and our acquisition of RE2 could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock or Warrants could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock or Warrants. Although a portion of our Common Stock was previously subject to lock-up restrictions (as described below), these restrictions have since expired.

Common Stock issued to the former securityholders of Old Sarcos (“Old Sarcos Security Holders”) represented approximately 71.0% of our Common Stock outstanding as of September 30, 2023. The Common Stock held by Old Sarcos Security Holders was subject to lock-up agreements set forth in our Amended and Restated Bylaws and lock-up agreements entered into with the Old Sarcos Security Holders (as amended). These lock-up periods have fully expired.

The Common Stock issued upon conversion of the shares of Rotor Class B Common Stock held by certain stockholders, including the Sponsor (the “Founder Shares”), represented approximately 4.1% of our Common Stock outstanding as of September 30, 2023. The applicable lock-up periods for the Common Stock held by the Rotor Restricted Stockholders have expired.

On April 25, 2022, we issued 1.8 million shares of our Common Stock (the “Consideration Shares”), which represented approximately 6.9% of our Common Stock outstanding as of September 30, 2023, and assumed certain outstanding options to acquire RE2 common stock which, following such assumption, represent rights to acquire 0.6 million shares of our Common Stock (the “Assumed Options” and together with the Consideration Shares, the “RE2 Shares”) in connection with our acquisition of RE2. RE2 securityholders who were RE2 employees and became our employees on such date received in the aggregate 1.2 million Consideration Shares, in addition to the Assumed Options, and entered into lock-up agreements (the “RE2 Lock-up Agreements”). The applicable lock-up periods for the RE2 Shares have fully expired.

Shares originally issued to PIPE Investors (as defined in Note 1 to our condensed consolidated financial statements included in this Report) represented approximately 14.2% of our Common Stock outstanding as of September 30, 2023. These shares are not subject to any lock-up.

The price of our Common Stock could decline due to the large number of shares of our Common Stock being subject to employee equity awards.

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

•
changes in strategy or financial condition;

•
speculation in the press or investment community;

•
success of competitors;

•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in operating performance and stock market valuations of robotics software or other technology companies, or those in our industry in particular;

•
changes in financial estimates and recommendations by securities analysts concerning our company or the market in general;

•
operating and stock price performance of other companies that investors deem comparable to us;

•
our ability to market, sell and deliver our AI/ML software platform on a timely basis;

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

•
failure to comply with Nasdaq listing requirements (see “Our Common Stock may be delisted from The Nasdaq Global Market if we cannot satisfy Nasdaq’s continued listing requirements”);

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

Our listing on the Nasdaq Global Market is contingent upon meeting all the continued listing requirements of the Nasdaq Global Market, including Nasdaq Marketplace Rule 5450(b)(2)(C), which requires listed companies to maintain a $15 million minimum market value of publicly held shares (the “Minimum Market Value Requirement”), and Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On October 24, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market. The deficiency notice has no immediate effect on the listing of our Common Stock on The Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days by April 22, 2024, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing. If we do not regain compliance by April 22, 2024, we may be eligible for an additional 180 calendar day compliance period if we elect (and meet the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market, unless it does not appear to Nasdaq that it is possible for us to cure the deficiency. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the bid price deficiency during the second compliance period. If it does not appear to Nasdaq that it is possible for us to cure the deficiency, or if we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that such appeal would be successful.

Nasdaq Listing Rule 5810(c)(3)(D) provides that a failure to meet the Minimum Market Value Requirement exists if the deficiency continues for a period of 30 consecutive business days. We do not currently maintain $15 million minimum market value of publicly held shares, and may receive a deficiency notice from Nasdaq. If we receive a deficiency notice from Nasdaq, in order for us to regain compliance with the Minimum Market Value Requirement, the market value of our publicly held shares must be $15 million or more for a minimum of 10 consecutive business days within the applicable Nasdaq compliance period(s).

We intend to monitor the closing bid price of our Common Stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. While we plan to review all available options, we may not be able to regain compliance with the Minimum Bid Price Requirement or otherwise be in compliance with other Nasdaq listing criteria. We also intend to monitor our compliance with the Minimum Market Value Requirement and may take any actions in response to a deficiency notice, if one is received. However, any such actions may not be sufficient to regain compliance. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock, impairing your ability to sell or purchase shares of our Common Stock when you wish to do so, and could result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not be sufficient to allow the Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of September 30, 2023, we had outstanding Public Warrants to purchase approximately 2,527,697 shares of Common Stock at $11.50 per warrant and Private Placement Warrants to purchase 897,212 shares at $11.50 per warrant. Upon exercise, the exercise price of the Public Warrants and Private Placement Warrants and the number of shares of Common Stock issuable shall be adjusted in the same ratio as the reverse stock split that was effective as of July 5, 2023, or 1-for-6. The shares of Common Stock issued upon exercise of our

Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

10.1*

Separation Agreement and Release, dated as of August 23, 2023, between Sarcos Technology and Robotics Corporation and Jorgen Pedersen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.2*

Separation Agreement and Release, dated as of September 25, 2023, between Sarcos Technology and Robotics Corporation and Kristi Martindale (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2023).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

** Filed herewith.

*** The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sarcos Technology and Robotics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

Date: November 14, 2023	By:	/s/ Laura J. Peterson
Laura J. Peterson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)