Form 10-K
period 2023-12-31
Sarcos Technology & Robotics Corp
filed 2024-02-28
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market, was approximately $41.5 million.

As of February 14, 2024, the registrant had 25.9 million shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

•
We are an early-stage company with a history of losses, and expect to incur significant losses for the foreseeable future.
•
Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we must make decisions regarding the current and future allocation of resources and have suspended the development and commercialization of our hardware products. These decisions may prove to be wrong and may adversely affect our business.
•
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.
•
We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.
•
We have no previous history or experience with commercializing software products and may not be able to do so efficiently or effectively. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.
•
Commercialization of our AI/ML Software Platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.
•
Our anticipated revenues are expected to be primarily derived from the development and licensing of our AI/ML Software Platform for the foreseeable future.
•
Our AI/ML Software Platform is still under development and any issues in the development and use of our platform may result in reputational harm or liability.
•
With our AI/ML Software Platform still under development, the timing and magnitude of revenues from customers is uncertain. If we cannot commercialize our AI/ML Software Platform on our expected schedule, if the platform does not offer our potential customers the features, functionality and return on investment that they expect, and/or if potential customers are not willing to pay for our software products at the license rates that we currently expect, our ability to generate material revenues will be materially impaired.
•
If we are not able to generate material revenues from our AI/ML Software Platform before we exhaust our financial resources, we may need to cease business operations.
•
We may fail to attract or retain customers at sufficient rates or at all.
•
We do not have any history with our licensing sales model.
•
Important assumptions about market demand, pricing, adoption rates and sales cycles for our AI/ML Software Platform may be inaccurate.
•
Our AI/ML Software Platform requires certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.
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
•
We believe our business and prospects depend significantly on our ability to build an effective brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, has damaged our brand, and we are planning to re-brand the company and our products, which could be costly and may not be well received by our existing and potential customers.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions have not always led to the desired result and current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
•
If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our software product successfully.
•
We may be unable to adequately control the costs associated with our operations.
•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Software Platform, and we may never reach profitability and/or achieve significant or any revenues.
•
Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.
•
Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues (including from development contracts), product demand and other factors.
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to design and commercialize our AI/ML Software Platform, operate our business and compete could be harmed.
•
If we fail to maintain and strengthen effective systems of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
•
We have been and may in the future be subject to risks associated with strategic relationships or transactions and may not identify or form desired strategic relationships in the future.
•
We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Software Platform or to the providing of customer service, and a failure to comply with such regulations could lead to delays in launching our platform and/or withdrawal of our platform from the market, delay our projected revenues, increase costs and/or make our business unviable if we are unable to modify our software products to comply.
•
Our Common Stock is likely to be delisted from The Nasdaq Global Market which may impair the liquidity of our Common Stock.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to successfully pivot our business pursuant to our recently announced strategy to focus on the development of our full-stack, closed-loop autonomy software platform (“AI/ML Software Platform”);
•
our ability to develop and sell our AI/ML Software Platform and the capabilities and functionality of our AI/ML Software Platform;
•
nature and size of the markets that we are targeting;
•
our software product roadmap, including expected timing of new product releases and target markets;
•
our ability to respond to rapid technological changes;
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
•
changes in the markets for our software product;
•
expansion plans and opportunities;
•
future capital requirements and sources and uses of cash;
•
our ability to defend and the outcome of any known and unknown litigation and regulatory proceedings;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to maintain and protect our brand;
•
our ongoing de minimis hardware development efforts; and
•
other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “aim,” “target” or similar expressions.

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

Item 1. Business.

The following discussion should be read in conjunction with the information about us contained elsewhere in this Report, including the information set forth in our consolidated financial statements and the related notes. Some of the information contained in this section or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read Part I Item 1A Risk Factors and the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and throughout this Report. We use the terms “Sarcos,” “the Company,” “we,” “us,” and “our” to refer to Sarcos Technology and Robotics Corporation.

Overview

Our mission is to deliver software to our customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Software Platform is being designed with artificial intelligence (AI) and machine learning (ML) techniques to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations “on the edge” (i.e., on the robotic system) without extensive programming and with minimal robot training. We believe this “human-like” ability to learn and adapt will be a key differentiator in helping our customers maintain optimal productivity in dynamic or unstructured environments, where new situations and unexpected challenges are more likely to cause delays and costly downtime. Our value proposition is further enhanced relative to other competitive solutions because robotic systems using our AI/ML Software Platform are not required to be continuously connected to the cloud for our software to function, thereby reducing the performance issues associated with poor connectivity and latency typically associated with processing in the cloud. Our approach also reduces the expense typically associated with transmitting large amounts of data to and from the cloud.

As a pioneer in the robotic systems industry, we benefit from both experiences and lessons gained from our 30-plus years, as well as significant investment in our internal research and development efforts. Software has been an integral part of our development efforts over the years. Our vision for our AI/ML Software Platform began in 2017 as a foundational technology to enhance training for the autonomous operation of our own internally developed hardware solutions and progressed to our first CYTAR (Cybernetic Training for Autonomous Robots) government project in 2019. Significant design and development work began in 2020 when our Chief Technology Officer, Dr. Denis Garagic, joined our team. We have since continued to develop our AI/ML software both for the U.S. Department of Defense and in connection with our development of commercial robotic systems. As previously disclosed, in November 2023, we decided to suspend our hardware product development efforts to focus on commercializing our AI/ML Software Platform, although some de minimis hardware-related research and development efforts continue. By de-coupling our AI/ML Software Platform from our own hardware systems and applying it to a wide range of third-party robotics systems, from industrial robots and cobots to mobile systems potentially including drones, autonomous mobile robots (AMR), autonomous underwater vehicles (AUV) and remotely operated vehicles (ROV), we believe we can reach a much broader market more quickly and better utilize our remaining cash resources.

We are designing our AI/ML Software Platform to be hardware agnostic in order to be compatible with most industrial robots being sold today and to support other specific types of commercially available robots with additional development and the necessary application programming interface (API). The AI/ML Software Platform is expected to enable robotic systems to perform tasks that involve variations in the environment and the objects being manipulated by the robot. Specifically, we expect our AI/ML Software Platform to incorporate internal and external environmental inputs that allow robots to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can expedite robot training, expand the tasks that a robot can perform, reduce costly workflow stoppages, mitigate downtimes and reduce human labor requirements.

A variety of industries ranging from manufacturing to warehousing encounter lengthy and costly efforts to program, manage, and modify their robotic systems. These industries also experience significant limitations with the tasks that existing robotic platforms can perform, resulting in more human labor required and a lower return on investment from robotic system deployments than what we believe will be possible when our software is deployed on these machines. We are designing our AI/ML Software Platform to enable industrial robotic systems to function with human-like reasoning through flexible and adaptable learning capabilities such that an industrial robot can perform a variety of tasks without the need for costly reprogramming efforts. We believe that the AI/ML Software Platform will enable autonomous functionality to address challenging and dynamic environments for industries that can benefit from a high degree of adaptability and efficiency.

Industry Background

Robots have been commercially available and used in industrial and manufacturing automation for many decades. These industrial robots are typically large, stationary robotic arms designed to automate repetitive tasks in a controlled environment (e.g., a factory assembly line) that require consistency, speed and strength greater than what a human can accomplish. Industrial robots generally execute plans by rote programming (functions that are programmed in advance by a human engineer). Over time, industrial robots have become more sophisticated and are now widely adopted in a host of applications and across many industries. While this kind of automation brings significant benefits to industrial and manufacturing efforts, it also has its limitations. For example, these robots are typically deployed in controlled settings, fixed in place, used to accomplish a single repetitive task and not easily reprogrammed without costly and time-consuming retraining.

In the industrial and manufacturing automation space, productivity and cost-effectiveness depend greatly on avoiding downtimes. Downtime can be caused by many factors, but we believe the most significant are due to programming and reprogramming of robotic systems, disruptions to the controlled environment, whether due to physical obstacles or imprecise positioning, and the need to implement production change-overs. Initial programming or reprogramming of robotic systems is a costly and time-intensive task, requiring highly skilled programmers. We understand from early customer engagement that reprogramming a single robotic arm can take weeks to months in some cases. Reprogramming thousands of robotic arms on a full assembly line to build a different product or accommodate a new component is therefore costly and can put the line out of commission for a significant period of time, reducing or delaying production and sales. Further, many industrial or manufacturing robotic systems deployed today are not designed to perform tasks in dynamic or unstructured environments. As a result, a change or disruption in the environment, such as the insertion of an obstacle or the imprecise placement of parts, can result in the system shutting down until human assistance resolves the situation, resulting in additional costs and lost production.

Recent efforts to use AI technologies to address issues such as changing and dynamic environments typically depend on access to enormous databases with large language models (LLMs) residing in the cloud and using enormous amounts of real-world robotic data sets collected over time. In these cases, training occurs by connecting to these databases, doing extensive searching to try to find case-applicable data and models and then attempting to use the new data to recommend a viable solution. This process requires persistent cloud connectivity, driving increased costs, and is time-consuming, significantly reducing the benefits of these AI technologies.

Our Solution

We are designing our AI/ML Software Platform to enable industrial and manufacturing robots, such as robotic arms to:

•
be programmed and reprogrammed quickly with training capable of occurring experientially through teleoperation in as little as a few examples taking only a few minutes;
•
observe and assess their environment with our perception functionality that enables robots to distinguish between components essential to their tasks, obstacles to be avoided and irrelevant externalities without the need to connect to LLMs and extensive cloud-based databases;
•
learn to recognize and manipulate different objects to accomplish planned tasks quickly and precisely, even in dynamic or unstructured environments, requiring far less training data than traditional AI models;
•
quickly reason and determine how to accomplish the desired task in a stable, safe, and controlled manner in the face of obstacles or other unexpected environmental changes;
•
make real-time, AI-enabled decisions on the edge without the need to maintain connectivity to the cloud, eliminating the cost and latency associated with cloud-based AI computing; and
•
work with most industrial robots being sold today.

To accomplish this, we are incorporating our proprietary full stack, closed-loop autonomy technology into our AI/ML Software Platform that operates on the edge, enabling robotic systems to observe, learn, reason and act in real-time without the need to connect to the cloud to try to find an applicable LLM. Unlike LLMs, which are generally used to predict an outcome and make a recommendation, our AI methods are designed to enable a robot to make real-time decisions and act while using much less data and taking much less time. In many instances, we believe our solution will be significantly more data-efficient as compared to deep learning-based methods due to its ability to make decisions with just hundreds of parameters rather than billions.

We aim to address current challenges in automation by developing a software platform that:

•
enables humans to intuitively re-train a robot to perform a different task quickly thereby reducing costly delays resulting from the need to reprogram assembly lines;
•
enables robots to be capable of dynamic reasoning such that the robot can work around a physical obstacle or dynamically adjust its orientation to achieve the task, thereby reducing the need to reprogram robots and incur costly delays; and
•
operates “on the edge” without the expense or delay of having to connect to the cloud to exhibit human-like reasoning in real time.

The AI/ML Software Platform’s ability to operate “on the edge” is a key differentiator because, without the need to use large amounts of cloud-based computing, our AI/ML Software Platform can efficiently operate autonomously in dynamic environments while reacting to new circumstances without the need to access new data sets or be reprogrammed or retrained. In addition, our AI/ML Software Platform is being designed to fuse multi-sensor data inputs together to improve system situational awareness, increasing its flexibility and adaptability. We expect other important future capabilities to include solving for system stability and automated end-effector orientation to match the target object, enhanced computational efficiencies achieved through the use of our domain-specific language models and the use of dynamic model inference methods to generalize with only a few demonstrations.

Because our AI/ML Software Platform is being designed to work with most industrial robots being sold today, we expect that our AI/ML Software Platform can benefit a wide variety of industries such as industrial manufacturing, warehousing and logistics, defense, infrastructure maintenance and repair, energy and aerospace and aviation, among others. Based on product testing and trials, we expect our AI/ML Software Platform to greatly increase productivity across a variety of use-cases, while significantly reducing associated costs of programming and deploying these systems.

The AI/ML Software Platform

Artificial Intelligence & Machine Learning

We are designing our AI/ML Software Platform to enable robots to be capable of human-like reasoning in their ability to learn multiple tasks and efficiently manage disruptions or obstacles. Once initial training/programming occurs, our closed-loop autonomy is expected to enable the robot to adapt to changes in its environment without human intervention or reprogramming. After minimal initial training, robots using our AI/ML Software Platform are expected to operate in a closed-loop to continuously observe, learn, reason and act so that they can adapt and continue to complete the desired tasks in the face of a changing environment.

We are designing our AI/ML Software Platform to enable robots to:

1.
Observe: Using a variety of sensors (e.g., vision, LiDAR, radar and acoustic) to perceive a dynamic and unstructured environment with situational awareness.
2.
Learn: Typically learn a task in approximately one to five human-controlled demonstrations via a variety of methods including, remote manipulation, virtual reality manipulation or natural language instruction. We believe our dynamic reasoning model will require much less training data than traditional models. Using this learning data, the AI/ML Software Platform is expected to create a mathematical model of the data and store it in the platform as a task. The model is then updated over time as more data is obtained. Over time, each robot will create its own library of tasks (a “Task Library”). By operating “on the edge” and not accessing external large data sets, the learning process can happen faster and cheaper and without the need for a connection to the cloud.
3.
Reason: Reason using probabilistic ML techniques, in a similar manner to human logic, when an unexpected or unknown event occurs. The robot would rely on its Task Library as a starting point and then infer to adjust to circumstances in real time.
4.
Act: Applies human-like logic and adapts its task model in real-time to translate observations into a control message that adjusts the behavior in a safe and controlled manner to complete the task. For example, in our testing lab an arm robot has continued the task of sorting items by color even after an obstacle was placed in its way. As a result, we expect there will be no need to shut-down production to teach a new task after a disruption in the environment.

We anticipate that our AI/ML Software Platform will enable each robot to have a Task Library such that each robot can perform multiple tasks in a variety of situations and switch between them quickly with no reprogramming and minimal, if any, retraining.

Hardware and Management Platform

We envision that our AI/ML Software Platform will be provided to customers along with the following baseline edge computing and training hardware components: a controller component that houses the closed-loop autonomy software framework that interfaces with the robot baseline system; a sensor package for situational awareness; and a human/machine interface system for training and teleoperation. The training and teleoperation interface system is expected to include a motion capture device and hand controller that is available as a standalone package.

Along with our AI/ML Software Platform we are developing a cloud-based customer portal to facilitate software purchases, updates, and online customer support. This customer portal is expected to also include the data analytics, operational tools, and the functionality to monitor, configure, and train the AI/ML Software Platform.

Market Opportunity

We believe the market for AI/ML software for industrial robotics has been experiencing and is expected to continue to experience significant growth, which we believe is driven by a need for more efficient and flexible manufacturing processes.

Companies such as ABB, Fanuc, Yaskawa, KUKA, and Universal Robots are prominent in providing both robotic hardware and AI-based software solutions to a wide range of industries to promote automation. We believe our AI/ML Software Platform augments their existing capabilities and will be complementary to their products offerings.

Collaborative robots, or cobots, which can work alongside humans, are also an area of opportunity for our AI/ML Software Platform. We expect our AI/ML Software Platform to enhance cobots’ ability to adapt to dynamic or unstructured environments. Further, we believe our AI/ML Software Platform has applicability to the unmanned aerial vehicle (UAV), remotely operated vehicle (ROV) and unmanned ground vehicle (UGV) markets to enable autonomous navigation and functionality especially as it relates to the defense sector. We have a contract with Air Force Research Laboratory (AFRL) that provides funding to explore this potential. Should this be a viable opportunity, we may consider selling our AI/ML Software Platform into the UAV, ROV and UGV markets.

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, warehousing and logistics, defense, infrastructure maintenance and repair, energy and aerospace and aviation industries. We believe that if we are successful demonstrating the value of our AI/ML Software Platform with these early adopters, there will be many potential customers that are fast followers. In the long run, we believe that our AI/ML Software Platform will benefit many markets and industries. However, it is possible that these beliefs and assumptions will prove incorrect, and, as a result, actual results and market sizes may deviate materially from our estimates. See Part I Item 1A Risk Factors - “Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.”

Commercialization & Growth Strategy

Our Anticipated Sales Model

At launch, we anticipate offering our AI/ML Software Platform in at least two different packages: (a) the AI/ML Software Platform with teleoperation devices including a full set of software and hardware needed to facilitate autonomy training and deployment, which is recommended for all first-time customers; and (b) the AI/ML Software Platform without teleoperation devices, which is recommended for customers who have already purchased the AI/ML Software Platform and wish to expand their capabilities across multiple robotic systems.

Continued Development of our AI/ML Software Platform

Our research and development efforts are primarily focused on the further improvement of our AI/ML Software Platform, although some de minimis hardware-related research and development efforts continue. We plan to pursue continuous improvement of our AI/ML Software Platform and to develop additional functionalities, for example certain specific Task Libraries. We believe that as we show the commercial viability and benefits of our AI/ML Software Platform in our initial target markets and use-cases, customers and potential customers will want to use our AI/ML Software Platform to address other use-cases that previously have not been conducive to automation. As our products are highly complex, we want to ensure that we continue to develop new systems and solutions to address new markets and use-cases, and thereby grow our business.

Focused Effort on Commercialization while Collaborating with Development Customers

Our AI/ML Software Platform is in its development phase. We will continue to focus on the development and commercialization of our AI/ML Software Platform to bring the initial commercial version to market in a timely manner targeting specific use-cases. We believe this will prove the benefits of our AI/ML Software Platform in everyday working conditions while confirming market demand and achieving and growing product revenue.

We intend to engage in the future with development customers in various industries. In some cases, these development customers may pay us to develop our products. This approach allows us to reduce our net loss and net use of cash while learning from our future customers’ experience with the AI/ML Software Platform, continuing product development efforts to improve and commercialize our product, and establish relationships with potential commercial and government customers. We believe working with these development customers will allow us to accelerate our brand awareness within our targeted industries and develop products that will meet the needs of a variety of potential customers. We anticipate that these relationships will play an important role in helping us select the markets, use-cases and product capabilities we are currently pursuing.

Competitive Strengths

30+ Years of Robotics Experience

As a pioneer in the robotic systems industry, we benefit from lessons learned over 30-plus years and significant investment in research and development. Through our development efforts, including our software development efforts, we have developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Software Platform. Our extensive robotics history gives us valuable perspective on how to use software to tackle the challenges associated with training and managing industrial robots in complex and dynamic environments.

We believe that leveraging our previous innovations in hardware and related software, including advances in energetic outdoor mobile manipulation, human like dexterity and immersive teleoperation technology for natural extended reality interactions between humans and robots will enable us to transition our previous software development into a hardware agnostic AI/ML Software Platform to bring the benefits of our software to a much broader base of robots.

We have spent many years working with and listening to people with experience in the industries we expect to target, including advisors and development customers. These early engagements have helped us form relationships with potential customers, helped fund our development efforts and provided critical customer insight and feedback into our development plans and software design. We believe our early efforts to get this feedback and build these relationships with potential customers situate us well to effectively commercialize our AI/ML Software Platform.

Visionary and Experienced Management

We have an experienced and talented team with deep operational expertise. Our team is led by Benjamin Wolff, our Chief Executive Officer, who has many years of executive-level, operational and corporate board experience. Our engineering efforts are led by Denis Garagić, our Chief Technology Officer, with over twenty-five years of experience in AI and ML. Members of our board of directors have extensive experience across a wide array of disciplines.

Competition

We believe we are redefining automation to bring human-like reasoning, intelligence and autonomy to robotics through a unique application of AI and ML that has the potential to significantly accelerate growth for our commercial and defense customers. Our AI/ML Software Platform will compete with companies that have developed or are developing both directly and indirectly competing solutions and capabilities. While there are many automation-centric companies who are active, especially in early-adopter segments such as warehouse and logistics, and select manufacturing or assembly verticals, we believe our primary competitors are those who are focused on addressing key challenges in robotic deployments via autonomy or automation-enhancing software capabilities. In the broader automation landscape, we will compete (both directly and indirectly) with companies such as Bright Machines, C3.ai, Dexterity, Gray Matter Robotics, Intrinsic, Mujin, Olis Robotics, Rapid Robotics, and Ready Robotics. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI Software Platform rather than a fully competitive solution.

While we view industrial robotics manufacturers, large system integrators, and consulting companies such as Fanuc, Kuka, ABB, Yasakawa, Honeywell, Reply, and Rockwell Automation, as potential target customers and/or channel partners for our software platform, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development by such competitors and potential competitors to become commercially available in the next few years.

Our competitor base may change or expand as we continue to develop and commercialize our AI/ML Software Platform and develop new functionality or products, or if we return to efforts to develop and commercialize hardware systems. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments. See Part I Item 1A Risk Factors - “We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.”

We expect that we will compete favorably due to our technical innovation and product features and performance. Some of our potential competitors have greater financial, technical and other resources than we have. Our competitors may be able to deploy greater resources to the design, development, distribution, promotion, sales, marketing and support of competitive products than we can. Additionally, some of our competitors have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than we have. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions by our existing or potential competitors may result in even more resources being concentrated in our competitors.

Customers and Partners

Through the end of 2023, our customers have primarily been development customers: customers funding our hardware product research and development efforts for which we have suspended development efforts. However, our many years of work with potential customers in many different industries and the U.S. Department of Defense, in particular the Air Force Research Laboratory, has contributed to the development of our AI/ML Software Platform. We do not yet have any customers for our AI/ML Software Platform. We anticipate initial commercial customers for our AI/ML Software Platform will be in industries such as industrial manufacturing, warehousing and logistics, defense, infrastructure maintenance and repair, energy and aerospace and aviation, among others.

Intellectual Property

Our ability to create, obtain and maintain intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

We pursue patent protection at times when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings. We are in the process of attempting to secure patent protection for aspects of our AI/ML Software Platform but none of these patent applications have yet been granted. Due to the fact that our extensive patent portfolio is expensive to maintain, we are in the process of culling patents and applications from our portfolio that we do not believe are essential or likely to add value to our ongoing business operations. Many of our previously issued patents have expired, with others set to expire on dates ranging from 2023 to 2040, exclusive of any patent term adjustment or patent term extension. We do not know whether our pending patent applications will result in issued patents, or whether the examination process will require a narrowing of claimed subject matter. Considering the highly active fields of technology in which we are involved, particularly the field of artificial intelligence, our patents and pending patent applications may not provide us with broad-level protection.

To protect our brand, we also pursue the registration of our domain names and various trademarks in the United States and in select international locations.

Sales and Marketing

Our AI/ML Software Platform is currently under development. While we continue to focus on the further development and commercialization of our AI/ML Software Platform, our sales efforts are underway to engage with potential customers. We intend to leverage many of our relationships built through our previous hardware efforts to sell our AI/ML Software Platform. We anticipate our potential customers to be in a wide variety of industries such as industrial manufacturing, warehousing and logistics, defense, infrastructure maintenance and repair, energy and aerospace and aviation, among others. We intend to invest in our sales and marketing efforts in support of the commercialization of our AI/ML Software Platform.

We intend to pursue strategic relationships with systems integrators, companies with complementary technologies, software application providers, distributors, and consulting firms as and when we deem appropriate to expand the channels in which our AI/ML Software Platform is marketed. We believe working with these partners will accelerate our brand awareness and path to market within various industries and provide complementary capabilities and differentiation that will attract new customers while helping us expand our customer base.

We currently expect to offer our AI/ML Software Platform through a term-based licensing model that would result in a recurring revenue stream. We may also offer add-on functionality for an additional license fee. We may charge an upfront fee for the teleoperation devices needed to facilitate autonomy training and deployment or embed the cost into the license fee. We expect to continue discussions with potential customers to ultimately determine the appropriate model. Additionally, while the initial focus of our sales and marketing efforts has been primarily on the U.S. domestic market, we intend to explore opportunities in select non-U.S. markets as and when we deem appropriate.

Suppliers

We have a limited set of suppliers for the minimal hardware components that will be offered with our AI/ML Software Platform. We expect most of our suppliers to be based in the United States and expect most of our supplier relationships to be purchase order based rather than long-term supply contracts. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. For additional information related to supply chain issues, see “Risk Factors— Our AI/ML Software Platform requires certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers, and any inability of these suppliers to deliver necessary components of our products at the prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.”

Government Regulation

We are subject to various U.S. federal, state, and local laws and regulations governing the occupational health and safety of our employees and wage regulations, including the requirements of the U.S. Occupational Safety and Health Act, as amended, and complementary state requirements (including the Utah Occupational Safety and Health Division’s Utah State Plan) that protect and regulate employee health and safety.

We are also subject to U.S. laws and regulations that may limit and restrict the export of our products and services and may restrict our ability to transact with certain potential customers, suppliers, business partners and other persons. These laws and regulations include outright prohibitions on certain types of transactions and impose license or other government authorization requirements on others. We must also comply with export restrictions and other laws affecting trade and investments imposed by other countries to the extent applicable. We maintain export compliance controls and procedures as part of our broader compliance program, but, as with any compliance program, there are risks that these controls might not prevent every instance of non-compliance, in which case we could be exposed to legal liability. To date, compliance with these laws has not significantly hampered our efforts to engage and transact with third parties but could further limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products by making it difficult or impossible to enter affected markets, which could have a material adverse effect on our business, prospects, financial condition or results of operations.

Aspects of our use of sensors in connection with our AI/ML Software Platform must comply with the rules of the Federal Communications Commission (FCC), including with respect to: the use of any radio frequency, or RF, spectrum utilized for such components as the remote control or teleoperation system; the power level and frequency of any RF energy emitted (intentionally or otherwise); and any conditions imposed by the FCC on the device certification(s) issued to us or to third parties for any modular transmitters installed in our products. Such rules require, among other things, specific consumer disclosures with respect to RF emissions and proper installation and operation of the device components and any modular transmitters in our products.

Further, as a U.S. government contractor, we are subject to various government procurement and other laws, regulations, and contract requirements, including provisions and clauses of the Federal Acquisition Regulation (FAR), the Defense Federal Acquisition Regulation Supplement (DFARS), and other agency-specific regulations. These U.S. government contracting requirements further implicate a broad variety of subjects in addition to the areas described above, including security, data management and disclosure, cybersecurity, cost and pricing activity and finance.

Legal Proceedings

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Human Capital

We conducted two reductions in force (each a “RIF” and together the “RIFs”) in the past 12 months, one in July 2023 (the “July RIF”), affecting approximately 24% of our workforce at the time, and another in November 2023 (the “November RIF”), affecting approximately 70% of our workforce at the time, ultimately resulting from our decision to shift our product development and commercialization strategy to focus on our AI/ML Software Platform.

Following the completion of the RIFs, as of February 1, 2024, we had approximately 70 full-time and part-time employees, with most employees located in our Salt Lake City, Utah office. We also engage consultants and contractors to supplement our permanent workforce on an as-needed basis. Approximately 65% of our employees are involved in engineering functions, including research and development. To date, we have not experienced any organized work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Facilities

We currently operate in a corporate and manufacturing facility in Salt Lake City, Utah consisting of approximately 61,000 square feet, The lease of our Salt Lake City facility expires in May 2033 and has two options to extend the lease for a three-year period each. As announced on November 14, 2023, we are in the process of winding down our operations in our Pittsburgh, Pennsylvania office. We believe that should we need additional or different space we will be able to obtain such space on commercially reasonable terms.

History, Corporate Information and Website

Sarcos is the result of a decades-long effort in research and development of robotic systems and solutions. Our original predecessor was spun-out of the University of Utah in 1983. In 2007, our predecessor was acquired by Raytheon and was operated until 2014 as a division of Raytheon known as Raytheon Sarcos. During this period, Raytheon Sarcos was focused primarily on developing cutting-edge technologies for use by U.S. governmental agencies. In December 2014, the assets of Raytheon Sarcos were acquired by a consortium led by the former Raytheon Sarcos President and our current Chief Innovation Officer, Dr. Fraser Smith, and technology and telecom entrepreneur Benjamin Wolff, our Chief Executive Officer, President and member of the Board of Directors. This acquisition was the basis for the establishment of Sarcos Corp., a Utah corporation (“Old Sarcos”), which was incorporated in Utah in February 2015 as Sarcos Corp. On September 24, 2021, Old Sarcos merged with Rotor Acquisition Corp. (“Rotor”), a Delaware corporation. On September 24, 2021, Rotor changed its name to Sarcos Technology and Robotics Corporation. In April 2022, we acquired RE2, Inc., (“RE2”) a Pittsburgh, Pennsylvania based robotics company.

On November 14, 2023, we announced a pivot in business strategy to prioritize the development of our commercial AI/ML Software Platform and suspend further commercialization efforts on hardware products, although some de minimis hardware-related research and development efforts continue. After continued analysis of our products and programs and careful consideration of our available cash and other resources, as well as third party dependencies, customer decision timing, and the cost and time to develop and achieve a significant and steady revenue stream from our hardware products, we concluded that focusing on our AI/ML Software Platform and suspending our hardware commercialization efforts gave us the best risk-adjusted opportunity to meet our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduce our capital requirements and related risks in line with available resources. We believe that the expected capabilities described above, combined with a large potential addressable market, create an opportunity to build a robust software business that has the potential to scale at a substantially faster rate than our hardware solutions. This pivot in strategy builds on our prior announcement, on July 12, 2023, that we had refined our strategy to focus on products that we believed had the most potential for near-term revenue growth and strategic opportunities, which at the time included our Guardian Sea Class system, certain aviation solutions (baggage handling and exterior aircraft maintenance), a solar (solar field panel installation) solution and our commercial AI/ML Software Platform.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us. References in this Item 1A Risk Factors to financial information as of dates for periods ended on or prior to April 25, 2022 do not include the financial information of RE2 as of those dates or for those periods.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future.

We incurred a net loss of $115.6 million for the year ended December 31, 2023 and a net loss of $157.1 million for the year ended December 31, 2022. We believe that we will continue to incur operating and net losses for the foreseeable future. However, our shift in product development and commercialization strategy to focus on our AI/ML Software Platform has affected the timing of expected revenue and has made forecasting our quarterly and annual results more challenging. Even if we are able to successfully develop our AI/ML Software Platform and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Software Platform and our ability to lower costs, none of which may occur.

We expect that we will continue to incur losses in future periods as we:

•
continue to design, develop and begin to commercialize our AI/ML Software Platform;
•
continue to utilize and develop potential new relationships with third-party partners for software design and development;
•
conduct our sales and marketing activities and develop our sales and customer service capabilities;
•
develop and expand our AI/ML Software Platform's technology infrastructure and cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto and because we are still developing our AI/ML Software Platform, we expect that our losses in future periods will continue to be significant until we start to achieve significant software licensing revenue. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses.

Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we must make decisions on the allocation of resources and have discontinued development and commercialization of certain products; these decisions may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and as a result, we have in the past and may in the future forgo or delay pursuit of opportunities with product candidates that might have had greater commercial potential or a greater likelihood of success. For example, on November 14, 2023, we announced a pivot in strategy to suspend our efforts to bring our hardware products to market and instead focus the vast majority of our resources and efforts on the development of our commercial AI/ML Software Platform and a related significant reduction in force. After continued analysis of our business and careful consideration of our hardware product’s development costs and market opportunity, and of our available resources, we concluded that focusing on our AI/ML Software Platform meets our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduces our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Moreover, we may be unable to monetize assets relating to discontinued products or further reduce expenses.

We expect the development of our AI/ML Software Platform will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts, and potential collaborations with other companies, developers, partners and other participants. Our AI/ML Software Platform may not develop in accordance with our expectations and its market acceptance is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have no experience with commercializing a software platform, which may enable other companies to compete more effectively than us, and we may not be successful. We also may be unsuccessful in our research and product development efforts.

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

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.

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

We had negative cash flow from operating activities of $76.6 million and $65.4 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our AI/ML Software Platform, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also will at times require significant amounts of working capital to support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability.

We have no previous history or experience with commercializing software products and may not be able to do so efficiently or effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products or platforms and may not be able to do so efficiently or effectively or at all. Further, we have historically also been unsuccessful in our efforts to commercialize our hardware products. Moreover, commercialization may be delayed due to the challenges discussed under “Commercialization of our AI/ML Software Platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.” A key element of our long-term business strategy involves sales, marketing, training, and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our AI/ML Software Platform into new markets. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Commercialization of our AI/ML Software Platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.

We are focusing our efforts on the development and commercialization of our AI/ML Software Platform. If product testing, production or customer use demonstrate that our AI/ML Software Platform does not deliver the performance, reliability, functionality and/or safety that we or our potential customers expect, commercial release and availability to customers may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our product, adversely affecting our results of operations and financial condition

Moreover, our current estimates for completion of our AI/ML Software Platform development efforts and the commencement of sales to potential customers are dependent in part on our ability to hire and retain qualified employees. In addition, we have seen a significant increase in personnel costs due to shortages of qualified personnel in the labor market and general inflationary pressures. Geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflicts between Russia and Ukraine and between Israel and Hamas, inflation and high interest rates, and responses thereto are also contributing to price increases. Over the past year we have experienced, and we continue to experience, these challenges, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Our anticipated revenues are expected to be primarily derived from the development and licensing of our AI/ML Software Platform for the foreseeable future.

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

Our AI/ML Software Platform is still under development and any issues in the development and use of our platform may result in reputational harm or liability.

We are in the process of developing our AI/ML Software Platform, any issues in the development of our platform may result in reputational harm or liability. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

With our AI/ML Software Platform still under development, customer trials and discussions may not result in purchases.

Our AI/ML Software Platform is still under development. At present, we have revenue generating contracts with U.S. government customers for the development and testing of AI/ML software, but no commercial customers. Our AI/ML Software Platform contains advanced software and control technologies that we have developed over many years. The design of our software product is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our software platform, customers who initially expressed an interest in our software product during the design phase may not ever purchase the software. If we cannot commercialize our AI/ML Software Platform on our expected schedule, if the AI/ML Software Platform does not offer our potential customers the features, functionality and return on investment that they expect, and/or if potential customers are not willing to pay for our software products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

We have limited knowledge of the customer testing that will be required for customers to adopt our software platform. As a result, customer testing may take longer than anticipated by us, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our platform to reflect customer feedback successfully or at all. If customers who initially express an interest in our software platform and influenced its design ultimately do not license our AI/ML Software platform, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Software Platform, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development to meet demand, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient license revenue for our software platform, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Software Platform, our ability to commercialize the platform, our financial viability, or our business prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Software Platform, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Software Platform and applications similar to the ones we are developing is relatively new and evolving. We are developing our AI/ML Software Platform to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our AI/ML Software Platform, our sales might not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our AI/ML Software Platform as too costly or as discretionary. Moreover, market acceptance of our AI/ML Software Platform is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our AI/ML Software Platform, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our AI/ML Software Platform before we exhaust our financial resources, we may need to cease business operations.

If we are unable to successfully introduce and implement enhancements, new features or modifications to our AI/ML Software Platform, our business would be harmed.

If we are unable to successfully introduce and implement new applications, enhancements or features, or fail to develop new applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects would be adversely affected. The success of enhancements and new applications depend on several factors, including timely completion, introduction and market acceptance.

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

We have no previous history or experience commercializing software products and may not be able to do so efficiently or effectively or at all. To create and grow our customer base, we must license our software to new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our software platform. In addition, we will incur marketing, sales or other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

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

We do not have any history with our licensing sales model.

We have no experience with licensing software as a business model. The success of our strategy to build recurring revenue streams through software licenses depends on our ability to successfully market our software platform and the benefits of our product to customers and to successfully develop a network of ongoing customers that maintain or renew their licenses, pay for upgrades, license additional functionality, or expand the use of the software within their robotic systems. The likelihood of our success must be considered in light of these risks, and our license model may not prove successful.

In addition, our competitors may offer different pricing models that may be more attractive to potential customers. We may be required to adjust our sales model in response to these changes, which could adversely affect our financial performance.

Important assumptions about market demand, pricing, adoption rates and sales cycles for our future software products may be inaccurate.

Our decision to pivot our business strategy to focus on the development of our commercial AI/ML Software Platform was based in part on our estimates of the potential addressable market, pricing, adoption rates and sales cycles for our platform. However, the market demand for our software platform is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate.

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

Our commercial AI/ML Software Platform is under development and has not been commercially used by customers. Our software platform may not perform consistent with customers’ expectations or consistent with other products which may be or may become available. Any failure of our software platform to perform as expected could harm our reputation and result in adverse publicity, lost revenue, license cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

We currently intend to target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software product to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our platform. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure customers from these or other businesses or we may be unable to generate meaningful revenue from these key potential customers. If our software platform is not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

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

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.

The AI/ML and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software platform as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Software Platform will compete (both directly and indirectly) with companies such as Bright Machines, C3.ai, Dexterity, Gray Matter Robotics, Intrinsic, Mujin, Olis Robotics, Rapid Robotics, and Ready Robotics. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI Software Platform rather than a fully competitive solution.

While we view industrial robotics manufacturers, large system integrators such as Fanuc, KUKA, ABB, Yasakawa, Honeywell, Reply, and Rockwell Automation, as potential target customers and/or channel partners for our software platform, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. Further, our products may not be competitive with other alternatives.

Our competitor base may change or expand as we continue to develop and commercialize our software platform in the future. Competitors may develop products that utilize advanced technology similar to ours (such as computer vision, AI and ML) in a more effective way, or new technologies or products that provide superior results to customers or are less expensive than our software platform. Our technologies and software platform could be rendered obsolete by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our software product, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of software product or technologies provided by any of our competitors with whom they may have an existing relationship. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be adversely affected.

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

In addition, notwithstanding our market research efforts, our AI/ML Software Platform may not be accepted by customers. The success of the AI/ML Software Platform will depend on numerous factors, including our ability to:

•
attract, recruit and retain qualified personnel, including engineers;
•
identify and design the preferred product features for our target customers and markets;
•
develop and introduce the platform in a timely manner with the needed functionality;
•
adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and
•
demonstrate the flexibility, productivity, capabilities and efficiency benefits of our software product.

We expect to manage our product development efforts for our AI/ML Software Platform through the development of a pre-commercial product for testing and evaluation. We also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our software platform. If we fail to generate demand by developing a software platform that incorporates features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced with respect to our hardware products and may in the future experience delays in various phases of product development, including during research and development, limited release testing, and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our software platform, or to purchase competitors’ products. Even if we are able to successfully develop our software platform when anticipated, we may not produce sales in excess of the costs of development, and our software platform may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our software platform, which would adversely affect our business, prospects, financial condition and operating results.

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

The design, development and marketing of our AI/ML Software Platform involve certain inherent risks. Real or perceived Defects, connectivity issues, unanticipated use of our software platform, user errors or inadequate disclosure of risks relating to the use of our software platform, among others, can lead to injury, property damage or other adverse events. We plan to conduct extensive testing of our software platform, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML Software Platform, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our software platform could include significant injuries or even death. To the extent that Defects or connectivity issues are discovered during or after the development of the platform, we may experience delays in the development and/or sale of the platform while the issues are resolved. If the issues cannot be adequately resolved, production of the platform may not occur and/or resume.

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

Complex software may frequently experience errors, especially when first introduced. Our software may experience errors or performance problems in the future. A failure of any part of our AI/ML Software Platform could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software platform, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

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

Even if our AI/ML Software Platform performs properly and is used as intended, if personal injuries occur while operating third-party products that use our AI/ML software, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that may in the future use our AI/ML Software Platform contain complex technology and must be used as designed and intended in order to operate safely and effectively. Customers may not use the platform as designed and intended. In addition, we cannot predict all the ways in which the use or misuse of our platform can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our platform in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

We may use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and subject us to possible litigation.

Our AI/ML Software Platform may use “open source” software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our software product if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platform.

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

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform.

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, has damaged our brand, and we are planning to re-brand the company and our products, which could be costly and may not be well received by our existing and potential customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions have not always led to the desired result and current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

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

If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our software product successfully.

Any failure to manage our business effectively could materially and adversely affect our prospects, financial condition and operating results. As we work to grow our business, we may need to manage the following activities, among others:

•
maintaining effective management, engineering and other teams;
•
retaining and recruiting individuals with the appropriate relevant experience;
•
hiring and training new personnel;
•
commercializing our AI/ML Software Platform;
•
forecasting revenue and implementing enterprise resource planning (ERP) systems;
•
entering into relationships with one or more third-party service providers or partners, including in relation to the development and commercialization of our AI/ML Software Platform;
•
potentially carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;
•
expanding and enhancing internal information technology, safety and security systems;
•
establishing or expanding sales and customer service organizations;
•
conducting demonstrations and customer trials of our software platform; and
•
implementing and enhancing administrative infrastructure, systems, controls and processes.

We have conducted two RIFs in the past year, the July RIF, affecting approximately 24% of our workforce at the time, and the November RIF, affecting approximately 70% of our workforce at the time, as we evaluated our business, organization, prospects and resources and ultimately decided to focus on our AI/ML Software Platform. However, these RIFs, in particular the November RIF, has and will continue to place additional strain on our existing resources, and we could experience systemic operating difficulties in managing our business and implementing controls and other business processes, resource constraints in our product development and commercialization efforts, or other limitations or difficulties that are difficult to predict at this time.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing our commercial AI/ML Software Platform, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software platform and general and administrative expenses. Although the RIFs will significantly reduce expenses, the amount of savings may not be as much as we expect. Some of the factors that may lead to cost increases or reduced cost decreases are outside of our control, such as national or global geopolitical and economic conditions, including inflation and interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software platform. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our software platform to meet customer needs and identify and investigate new areas of demand and successfully market our software product, but also on our ability to sell our AI/ML Software Platform at a price needed to achieve sufficient margins and control our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software platform in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Software Platform, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting our AI/ML Software Platform to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to design, develop, enhance, and commercialize our AI/ML Software Platform. Our research and development program may not produce successful results or, be sufficient to adapt to new or changing technologies (such as AI), and our products may not achieve market acceptance, create additional revenue or become profitable.

Our AI/ML Software Platform requires certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We plan to maintain a limited set of suppliers for the minimal hardware components that will be offered with our AI/ML Software Platform. We expect most of our suppliers to be based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased sales prices.

We face risks related to wars, natural disasters, health epidemics and other calamities, and supply chain disruption, which could significantly disrupt our operations.

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, such as the COVID-19 pandemic, and other calamities and force majeure events. Our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, which could significantly disrupt our operations. Additionally, depending upon any ongoing effects of the COVID-19 pandemic or any other potential health pandemics, epidemics or outbreaks that may emerge, our potential customers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic adversely affected our ability to recruit skilled employees to join our team, conduct research and development activities and engage with development customers, and it or other similar events could do so again and may impede our product development timelines.

Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems. Some of our key suppliers are relatively small companies that could be especially susceptible to these risks. In addition, global events in recent years have resulted in widespread global supply chain disruptions to vendors including critical supply chain shortages, labor shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

Risks Related to Our Finances

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives. Any delays in the successful commercialization and sales of our software product will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected.

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our software product, coupled with our belief that our AI/ML Software Platform represents a significant technology advancement, means we have limited to no historical data on the demand for our software platform. In addition, we expect our expenses to continue to be significant in the foreseeable future as we complete the development and launch of our commercial software platform, and that our level of cash usage will be significantly affected by customer demand for our platform. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance our expenses and capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.

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

If we cannot raise additional funds when we need or want them, our operations, prospects and financial condition would be materially and adversely affected.

Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We have conducted two RIFs in the past year, one in July 2023, affecting approximately 24% of our workforce at the time, and another in November 2023, affecting approximately 70% of our workforce at the time. These efforts are expected to result in significant annualized cost savings. However, we may incur additional expenses not currently contemplated due to events associated with the RIFs or otherwise. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from the RIFs due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the RIFs, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to improve our cost structure, including the RIFs, may be disruptive to our operations. For example, our workforce reductions have resulted in and may continue to result in some attrition beyond planned staff reductions, and may lead to the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, pressure on our controls and processes and reduced employee morale. We may need to seek contractor support due to unwanted attrition at unplanned additional expense or harm our productivity. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees that are necessary to our operations among our remaining employees or to contractors, which could result in disruptions to our operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, and make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our software platform, which would adversely affect our business, financial condition, and results of operations.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues (including from development contracts), product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and release software products. Additionally, as we commercialize our AI/ML Software Platform and/or achieve revenue from government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our AI/ML Software Platform to new markets for the first time, and as product development contract revenue fluctuates. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and launch our software product, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of our AI/ML Software Platform leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Software Platform development efforts and our business plan. If he were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and his departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development, or potentially an inability to successfully complete development of our AI/ML Software Platform at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully complete development of our AI/ML Software Platform in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management.

We have experienced and may continue to experience changes in our senior management team. For example, Benjamin G. Wolff recently rejoined the Company’s executive team as President and Chief Executive Officer effective February 23, 2024 replacing Laura J. Peterson, who has been our President & Chief Executive Officer since May 2023. In connection with this change in management, we anticipate that there will be changes to the Company’s operations and also possibly to some of our key strategies and tactical initiatives over time. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent RIFs. Our inability to successfully manage these transitions, could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed, specifically AI/ML software engineers. Because of the innovative and advanced nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we may need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Integrating new employees can also cause disruptions to processes, projects, culture, priorities and the Company as a whole. We face intense competition for experienced and highly skilled employees, specifically AI/ML software engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Further, in connection with our recent RIFs, we have re-organized our operations, which has resulted in some employees having different reporting relationships, team members or responsibilities, which could result in delays or other operational difficulties as employees become accustomed to the new organizational structure. Our recent RIFs may also cause us to experience increased difficulty attracting and retaining highly qualified personnel. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or not perform as well as they did in the past, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the AI/ML software and robotics fields than some other major metropolitan areas. In addition, as part of the pivot in strategy announced on November 14, 2023 to focus on our AI/ML Software Platform, we determined to close our facility in Pittsburgh, Pennsylvania and may no longer be able to attract highly skilled employees in that location. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design and launch our software product or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

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

We have previously identified material weaknesses in our internal control over financial reporting, and undertook remediation efforts to address the identified deficiencies and concluded that each material weakness was remediated as of December 31, 2021 and June 30, 2022, respectively. Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting to the extent we are required to include such evaluations and reports in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. States may not conform to the Tax Act or the CARES Act in their entirety, if at all. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

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

We have been or may in the future be subject to risks associated with strategic relationships or transactions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

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

Risks Related to Claims, Legal and Regulatory Compliance

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software platform or our ability to sell our software platform. Governmental bodies have implemented laws and are considering further regulation of AI/ML technologies that could negatively impact our ability to use and develop platforms and products incorporating these technologies. For example, on October 30, 2023 the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Additionally, the European Union has proposed certain legislation, such as the EU AI Act, that, when adopted, could impose onerous obligations related to the use of AI/ML related systems. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. If such legislation, or similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies into robotic products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

Uncertainty around new and emerging AI/ML technologies, may require additional investment in the development and maintenance of proprietary datasets and ML models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we utilize AI/ML technologies within our products. The use of AI/ML technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability. These challenges may make it harder for us to conduct our business using AI, and may lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws. The Tax Act has eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. However, recently proposed tax legislation, if enacted, would restore the ability to deduct domestic research and development expenditures in the current period through 2025 and would retroactively restore this benefit for 2022 and 2023. The Inflation Reduction Act of 2022 has imposed a 1% excise tax on certain repurchases of stock. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Software Platform or the providing of customer service, and a failure to comply with such regulations could lead to withdrawal of our software platform from the market, delay our projected revenue, increase costs and/or make our business unviable if we are unable to modify our software platform to comply.

We may become subject to new or changing international, national, state and local regulations, including laws relating to the development, marketing, licensing, distribution or use of AI/ML software products, or to the providing of customer service, such as our AI/ML Software Platform. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of software and services, and may require us to pause sales and modify our software products, which would likely result in a material adverse effect on our revenue and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our software products from the market.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplement by, the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security. For example, Virginia, Colorado, Connecticut, Delaware, Utah, Iowa, Indiana, Texas, Montana, Oregon, Florida, New Jersey, and Tennessee have enacted laws similar to the CCPA and CPRA that have taken or will take effect between 2023 and 2026. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

Our business and operations may involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Some of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with international conflicts and any related political or economic responses and counter-responses.

We are at risk for interruptions, outages and breaches of (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) in-product technology, owned by us or our third-party vendors; (d) our software, including third-party software we license; and (e) customer data that we process or our third-party vendors process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our systems. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We may face objections to our intended collection or use of data, which may require us to implement new or modified data handling policies and mechanisms, increase our maintenance costs and costs associated with data processing and handling, and harm our business prospects. The use of AI/ML technologies may result in security incidents and our use of AI/ML technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used in connection with certain cybersecurity attacks, including to launch more automated, targeted and coordinated attacks, resulting in heightened risks of security breaches and incidents.

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyber attacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of ours and our customers, collaborators and partners, our employees’ personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

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

Our AI/ML Software Platform and technology are subject to compliance with applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our software and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. We could also incur additional costs and need to devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on copyright and trade secret law to protect our proprietary software and product candidates/products in development.

Patent positions covering robotics software and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or software platform from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses in the future, we plan to invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy or with respect to patents with less relevant to our current business.

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

We have taken and continue to take precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our software or other technologies that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete in the market could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

We may not be able to effectively protect our intellectual property rights in our target markets or at all.

Filing, prosecuting, maintaining and defending patents and trademarks and seeking to enforce copyrights on our intellectual property in all target markets would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some of our target markets, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all of our target markets, or from selling or importing products made using our inventions, technologies or software in the jurisdictions in which we do not have (or are unable to effectively enforce) patent or other intellectual property protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our software products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

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

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party’s patents, we could be required to pay damages. We could also be prevented from selling our infringing software products, unless we can obtain a license to use the technology covered by such patents or can redesign our software products so that they do not infringe. A license may not be available on commercially reasonable terms or at all, and we may not be able to redesign our software products to avoid infringement. In these circumstances, we may not be able to sell our software products at competitive prices or at all, and our business, prospects, financial condition and operating results would be harmed.

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
•
the volume of shares of the Common Stock and Public Warrants available for public sale, including as a result of the exercise of any of our Warrants or the exercise or vesting of employee equity awards;
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

Our Common Stock is likely to be delisted from The Nasdaq Global Market which may impair the liquidity of our Common Stock.

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

Nasdaq Listing Rule 5810(c)(3)(D) provides that a failure to meet the Minimum Market Value Requirement exists if the deficiency continues for a period of 30 consecutive business days. As of February 14, 2024, we have a $11.7 million market value of publicly held shares, and may receive a deficiency notice from Nasdaq. If we receive a deficiency notice from Nasdaq, in order for us to regain compliance with the Minimum Market Value Requirement, the market value of our publicly held shares must be $15 million or more for a minimum of 10 consecutive business days within the applicable Nasdaq compliance period(s).

We intend to monitor the closing bid price of our Common Stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. While we plan to review all available options, we may not be able to regain compliance with the Minimum Bid Price Requirement or otherwise be in compliance with other Nasdaq listing criteria. We also intend to monitor our compliance with the Minimum Market Value Requirement and may take any actions in response to a deficiency notice, if one is received. However, available measures may not be sufficient to regain compliance.

If we are not able to regain compliance with requirements for continues listing on Nasdaq, we may transfer to and commence trading on the OTC Markets. Shares traded on the OTC Markets generally have lower trading volumes, fewer market makers, higher trading volatility and wider spreads between bid and ask quotations than shares traded on major national exchanges such as Nasdaq. The OTC Markets are also less regulated than a major exchange like Nasdaq, and typically require less stringent corporate governance requirements. If our Common Stock or Warrants become delisted from Nasdaq for any reason and are quoted on the OTC Markets such as OTCQX, OTCQB or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, stockholders would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our Common Stock, reduce institutional investor interest in us, and may increase the volatility of our Common Stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which may harm our ability to raise capital through alternative financing sources on terms acceptable to us, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price. If an active trading market for our securities is not sustained with sufficient trading volume, you may have limited or no ability to sell your securities.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, then the price and trading volume of our Common Stock could decline.

The trading markets for our Common Stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Public Warrants would likely decline. Analysts who previously covered us in the past have since ceased publishing research or reports about us. If any remaining analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and Public Warrants to decline.

There is no guarantee that the Public Warrants or Private Placement Warrants will ever be in the money, and they may expire worthless.

The exercise price of our Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $11.50 per share of Common Stock. Upon exercise, the exercise price of the Warrants and the number of shares of Common Stock issuable shall be adjusted 1-for-6, the same ratio as the reverse stock split that was effective as of July 5, 2023. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

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

As of December 31, 2023, we had outstanding Public Warrants to purchase approximately 2,527,697 shares of Common Stock at $11.50 per warrant and Private Placement Warrants to purchase 897,212 shares at $11.50 per warrant. Upon exercise, the exercise price of the Public Warrants and Private Placement Warrants and the number of shares of Common Stock issuable shall be adjusted in the same ratio as the reverse stock split that was effective as of July 5, 2023, or 1-for-6. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and includes technical, administrative, and physical controls, including encryption, firewalls, anti-virus systems, and well-documented processes and policies. We continue to promote a company-wide culture of cybersecurity risk management. Cybersecurity considerations are integrated in our decision-making processes. We have an experienced Information Technology (“IT”) team led by our Vice President of Information Systems who reports directly to the Chief Executive Officer and works closely with our management team to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our VP of Information Systems provides regular updates on cybersecurity to the Audit Committee of the Board of Directors.

Engagement of Third Parties on Risk Management

We engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversight of Third-Party Risk

We have established processes to oversee and manage risks relating to third-party service providers. For example, our Security Operations Center, employs a Security Information and Event Management (SIEM) and other systems to monitor risks while also conducting thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations or financial condition. From time to time, we experience cybersecurity events that require investigation. For additional information regarding whether any risks from cybersecurity threats, including as a result of any cybersecurity incidents are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled "We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, and data processed by us or third-party vendors."

Item 2. Properties.

Our primary facility is located in Salt Lake City, Utah consisting of approximately 61,000 square feet of leased space. The lease expires in May 2033 and has two options to extend the lease for three-year periods. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are traded on The Nasdaq Stock Market under the symbols “STRC” and “STRCW,” respectively.

Holders

As of February 14, 2024, there were 429 stockholders of record of our Common Stock and 29 holders of record of our warrants.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

Our mission is to deliver software to our customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Software Platform is being designed with artificial intelligence (AI) and machine learning (ML) techniques to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations “on the edge” (i.e., on the robotic system) without extensive programming and with minimal robot training. We believe this “human-like” ability to learn and adapt will be a key differentiator in helping our customers maintain optimal productivity in dynamic or unstructured environments, where new situations and unexpected challenges are more likely to cause delays and costly downtime. Our value proposition is further enhanced relative to other competitive solutions because robotic systems using our AI/ML Software Platform are not required to be continuously connected to the cloud for our software to function, thereby reducing the performance issues associated with poor connectivity and latency typically associated with processing in the cloud. Our approach also reduces the expense typically associated with transmitting large amounts of data to and from the cloud.

As a pioneer in the robotic systems industry, we benefit from both experiences and lessons gained from our 30-plus years, as well as significant investment in our internal research and development efforts. Software has been an integral part of our development efforts over the years. Our vision for our AI/ML Software Platform began in 2017 as a foundational technology to enhance training for the autonomous operation of our own internally developed hardware solutions and progressed to our first CYTAR (Cybernetic Training for Autonomous Robots) government project in 2019. Significant design and development work began in 2020 when our Chief Technology Officer, Dr. Denis Garagic, joined our team. We have since continued to develop our AI/ML software both for the U.S. Department of Defense and in connection with our development of commercial robotic systems. As previously disclosed, in November 2023, we decided to suspend our hardware product development efforts to focus on commercializing our AI/ML Software Platform, although some de minimis hardware-related research and development efforts continue. By de-coupling our AI/ML Software Platform from our own hardware systems and applying it to a wide range of third-party robotics systems, from industrial robots and cobots to mobile systems potentially including drones, autonomous mobile robots (AMR), autonomous underwater vehicles (AUV) and remotely operated vehicles (ROV), we believe we can reach a much broader market more quickly and better utilize our remaining cash resources.

We are designing our AI/ML Software Platform to be hardware agnostic in order to be compatible with most industrial robots being sold today and to support specific types of commercially available robots with additional development and the necessary application programming interface (API). The AI/ML Software Platform is expected to enable robotic systems to perform tasks that involve variations in the environment and the objects being manipulated by the robot. Specifically, we expect our AI/ML Software Platform to incorporate internal and external environmental inputs that allow robots to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can expedite robot training, expand the tasks that a robot can perform, reduce costly workflow stoppages, mitigate downtimes and reduce human labor requirements.

As a result of our refined strategy we are optimizing our organization in pursuit of this AI/ML Software Platform opportunity and are reducing costs, including our recent RIFs, shifting all operations to the Salt Lake City, Utah location and winding down substantially all of our operations in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategy decision-making see Part I Item 1A Risk Factors “Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we must make decisions on the allocation of resources and have discontinued development and commercialization of certain products; these decisions may prove to be wrong and may adversely affect our business.”

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I Item 1A Risk Factors of this Annual Report on Form 10-K.

Development, Testing and Commercial Launch of our AI/ML Software Platform

We currently expect to derive revenue from our AI/ML Software Platform, which is in its development phase. Prior to commercialization, we must complete the development and testing of our product. Whether we are successful depends on many factors, including those discussed under Part I Item 1A Risk Factors “Risks Related to Our Business.” Such risks may result in delay of the anticipated commercial launch of our software platform, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development and testing of our AI/ML Software Platform. As a result, we will use our cash on hand to develop our software platform and fund operations as we seek to commercialize and achieve revenue from the sale of the product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop a commercial version of our software platform prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. In addition, we have taken numerous steps to manage our use of cash. For example, on July 12, 2023 and on November 14, 2023 we announced reductions in force intended to further conserve our current cash resources and manage operating expenses. The majority of the cash payments related to the expenses from the RIF announced on July 12, 2023 were paid out during the third quarter of 2023. The majority of the cash payments related to the RIF announced on November 14, 2023 were paid out during the fourth quarter of 2023 and the first quarter of 2024. The November RIF is expected to be completed by the end of the first quarter of 2024. We believe we have sufficient liquidity to operate for at least the next twelve months without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML Software Platform will negatively impact our ability to generate revenue, our profitability, our cash flows and our overall operating performance and result in the need to raise additional capital sooner than expected.

Customer Demand

Although demand for AI/ML platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. The market demand for our software platform is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. While we believe that our AI/ML Software Platform will provide significant benefits and return on investment to customers, as it is a new technology and product, we are dependent on customers who are willing to adopt, purchase, and implement new technologies and products. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our AI/ML Software Platform, our business, results of operations and financial condition will be adversely affected.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development in our proprietary technologies. Through our development efforts on our hardware products such as the Guardian XO, Guardian XT, Guardian XM and Guardian Sea Class, we have developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Software Platform. We believe our financial performance is significantly dependent on our ability to successfully commercialize our advanced AI/ML technologies and further dependent on the investments we make in research and development. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, interest rates, oil prices, unemployment rates, international conflicts, such as the wars between Israel and Hamas and between Russia and Ukraine, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our AI/ML Software Platform or our ability to cost-effectively develop and sell our software platform. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software platform and the budgets of our customers and their expected return-on-investment from the purchase of a license for our software platform. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 13, Segment Information, in the accompanying consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenue, net

We historically derived our revenue from two sources. First, we enter into research and development agreements primarily relating to the commercialization of our products. We expect to continue to derive revenue from research and development agreements in future periods. Product development contract revenue consists of revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts.

Second, we have historically sold our products and related parts and repair services. Product revenue primarily consists of sales of our products. Due to our recent shift in focus away from sales of our hardware products and to licensing of our AI/ML Software Platform, in the future we expect to derive revenue from licensing fees. We have not yet recognized any such licensing revenue.

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of our robotics systems, software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and Federal Acquisition Regulation (“FAR”). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Product Revenue

Product revenue has related to sales of our products, and certain miscellaneous parts, accessories and repair services. We have generally provided a limited one-year warranty on hardware product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

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

Research and Development

Research and development expenses are mainly comprised of costs from the continuing development and refinement of robotic systems, which are now suspended, and our AI/ML Software Platform and the continuing research and development costs associated with future products. These expenses include labor and related benefit expenses, materials and supplies used in our laboratories, patent expenses and related overhead expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

Intangible Amortization Expense

Amortization of intangible assets primarily consists of amortization of identified finite-lived trade name and trademarks, developed technology, and customer relationship assets that were allocated a portion of the purchase price from the acquisition of RE2. These costs are amortized on a straight-line basis over their expected useful lives.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses consist primarily of severance and benefit payments, and acceleration of stock-based compensation expense related to the RIFs announced during 2023, the write-down of inventory, accelerated amortization of our intangible assets, accelerated depreciation of our property, plant and equipment and the write-off of certain assets as a result of our product development reprioritization and pivot in strategy.

Goodwill Impairment

Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. All of our goodwill was recognized from the acquisition of RE2. During the fourth quarter of 2022, due to the sustained decreases in our publicly quoted share price and market capitalization, we performed a quantitative goodwill impairment test. Based on the results of the quantitative goodwill impairment assessment we concluded that the carrying value of our goodwill exceeded its fair value and that our goodwill was fully impaired as of December 31, 2022.

Other Income (Loss)

Interest Income, net

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

Comparison of the Years Ended December 31, 2023 and 2022

Revenue, net

The following table presents our revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Product Development Contract Revenue	$5,256	$14,239	$(8,983)	(63)%
Product Revenue	890	330	560	170%
Revenue, net	$6,146	$14,569	$(8,423)	(58)%

Revenue decreased by $8.4 million, or 58%, from $14.6 million in the year ended December 31, 2022, to $6.1 million in the year ended December 31, 2023, as explained below.

Product Development Contract Revenue

Revenue derived from product development contracts decreased by $9.0 million, or 63%, from $14.2 million for the year ended December 31, 2022 to $5.3 million for the year ended December 31, 2023. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts under our refined sales and product development strategy.

Product Revenue

Revenue derived from product sales increased by $0.6 million, or 170%, from $0.3 million for the year ended December 31, 2022 to $0.9 million for the year ended December 31, 2023. The increase was primarily due to the sale of two Guardian Sea Class systems during 2023.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Operating expenses:
Cost of revenue	$5,041	$11,614	$(6,573)	(57)%
Research and development	39,012	34,144	4,868	14%
General and administrative	31,454	63,480	(32,026)	(50)%
Sales and marketing	10,828	9,949	879	9%
Intangible amortization expense	2,821	2,184	637	29%
Asset write-down and restructuring	37,946	—	37,946	*NM
Goodwill impairment	—	70,236	(70,236)	(100)%
Total operating expenses	$127,102	$191,607	$(64,505)	(34)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $6.6 million, or 57%, from $11.6 million for the year ended December 31, 2022, to $5.0 million for the year ended December 31, 2023. Cost of revenue decreased mainly due to decreased labor and material expense charged to product development contracts during the year ended December 31, 2023.

Research and Development

Research and development expenses increased by $4.9 million, or 14%, from $34.1 million for the year ended December 31, 2022, to $39.0 million for the year ended December 31, 2023. The increase was driven primarily by an increase in labor and overhead expense as a result of increased headcount (due in part to the RE2 acquisition) and the shift of labor from cost of revenue to research and development due to the timing of new product development contracts being signed and the focus on new product development and commercialization efforts. As a result, allocated overhead and fringe related costs also increased due to the increase in labor costs. We expect that future research and development costs will decrease significantly due to the reduction in headcount actions taken during 2023 and early 2024 and other cost savings resulting from the pivot in strategy to prioritize development of our AI/ML Software Platform and discontinue substantially all other research and development efforts.

General and Administrative

General and administrative expenses decreased by $32.0 million, or 50%, from $63.5 million for the year ended December 31, 2022, to $31.5 million for the year ended December 31, 2023. General and administrative expense decreased primarily due to reduced stock-based compensation expense of $28.4 million due to certain awards vesting in the prior year. In addition to the decrease in stock-based compensation expense, business insurance expenses decreased during the current year period to more favorable rates resulting from the latest renewal and legal fees decreased in comparison to the prior year primarily due to the lack of acquisition-related legal expenses arising from the RE2 acquisition during the prior year period. We also expect that future general and administrative expenses will decrease significantly due to the reduction in headcount actions taken during 2023 and early 2024 and other cost savings resulting from our pivot in strategy to prioritize development of our AI/ML Software Platform with a lower overall cost structure.

Sales and Marketing

Sales and marketing expenses increased by $0.9 million, or 9%, from $9.9 million for the year ended December 31, 2022, to $10.8 million for the year ended December 31, 2023. This increase was driven by an increase in professional service fees related to third-party platform expense utilized in data management of our products and services, increased promotional and event expense during the current year period, and increased expenses related to additional headcount due in part to our RE2 acquisition. Even considering the expected launch of the AI/ML Software Platform, we expect that future sales and marketing expenses will decrease significantly due to the reduction in headcount actions taken during 2023 and other cost savings resulting from our pivot in strategy to prioritize development of our AI/ML Software Platform with a lower overall cost structure.

Intangible Amortization Expense

Intangible amortization expenses increased by $0.6 million, from $2.2 million for the year ended December 31, 2022, to $2.8 million for the year ended December 31, 2023. The increase in intangible amortization expense is due to the recognition of amortization expenses on identified intangible assets recorded as part of the RE2 acquisition.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $37.9 million for the year ended December 31, 2023, which includes a write-down of inventory of $11.3 million, a $17.6 million charge for the accelerated amortization and write-off of our intangibles and certain other assets as a result our product development reprioritization, $1.2 million of accelerated depreciation related to the shutting down our facilities in Pittsburgh, Pennsylvania, $0.5 million for contract restructuring accruals, $2.9 million in severance and benefit payments, and $4.4 million due to the acceleration of stock-based compensation expense resulting from the early termination of our redemption right over certain shares held by our former Chief Operating Officer in connection with the termination of his employment.

Goodwill Impairment

During the year ended December 31, 2022, we fully impaired our goodwill and recorded a non-cash goodwill impairment of $70.2 million. The non-cash goodwill impairment was primarily driven by the sustained decrease in our publicly quoted share price and market capitalization.

Other Income (Loss)

The following table presents other income (loss) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Other income
Interest income, net	$3,294	$1,831	$1,463	80%
Gain on warrant liability	162	13,442	(13,280)	(99)%
Other income, net	1,914	743	1,171	158%
Total other income	$5,370	$16,016	$(10,646)	(66)%

Other income decreased by $10.6 million for the year ended December 31, 2023 as compared to the prior year period as a result of decreased unrealized mark-to-market gains on our outstanding private placement warrants, partially offset by increased interest income from our investments in marketable securities and increased other income related to employee retention credit refunds received during the current year.

Income Tax Benefit (Expense)

Income tax benefit decreased to $7,000 for the year ended December 31, 2023, compared to $3.9 million in income tax benefit for the year ended December 31, 2022. The income tax benefit recorded during the year ended December 31, 2022 was due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets associated with net deferred tax liabilities recorded as part of the acquisition of RE2, resulting in an income tax benefit recognized during the prior year period.

Backlog and Total Estimated Contract Value

Our backlog, as of December 31, 2023, was $8.1 million, $6.5 million of which was funded and $1.6 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $18.1 million as of December 31, 2023.

Liquidity and Capital Resources

We currently use cash to fund operations and capital expenditures and meet working capital requirements. As of December 31, 2023, we had $39.1 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to develop and deliver our commercial AI/ML Software Platform and thereby recognize associated revenue and capital requirements to develop our commercial AI/ML Software Platform prior to receiving payments sufficient to cover our costs. Any delays in the successful commercialization of our software product will negatively impact our ability to generate revenue, our profitability and our overall operating performance.

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

If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the RIFs announced on July 12, 2023 and November 14, 2023, and other related actions, and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our software platform will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part I Item 1A Risk Factors “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

As of December 31, 2023, our total minimum lease payments are $15.6 million, of which $2.0 million are due in the next 12 months. For detail regarding our lease obligations refer to Note 4 Leases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,		2023 vs. 2022 Change
(In thousands)	2023	2022	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(76,620)	$(65,391)	$(11,229)	17%
Net cash provided by (used in) investing activities	64,682	(109,045)	173,727	(159)%
Net cash used in financing activities	(82)	(7,519)	7,437	(99)%
Net decrease in cash, cash equivalents	$(12,020)	$(181,955)	$169,935	(93)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the twelve months ended December 31, 2023, increased by $11.2 million to $76.6 million from $65.4 million during the same period in 2022. The increase to net cash used in operating activities was primarily attributable to a net decrease of $50.2 million in non-cash expenses driven mainly by decreases in goodwill impairment and stock-based compensation, offset partially by a $41.5 million decrease to net loss, a decrease to gains on warrant liability revaluation and an increase in asset write-down expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $2.5 million, driven mainly by increased inventory purchases, offset partially by decreases in unbilled receivables.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the twelve months ended December 31, 2023 increased by $173.7 million. The increase in cash provided by investing activities is predominantly due to $65.5 million of maturities of marketable securities, net of purchases, during the twelve months ended December 31, 2023, as compared to the $77.9 million of purchase of marketable securities, net of maturities, and $29.7 million of net cash that was included as part of the purchase consideration for the RE2 acquisition during the twelve months ended December 31, 2022.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the twelve months ended December 31, 2023 decreased by $7.4 million as compared to the prior year period. The decrease in financing activities was mainly due to a $8.0 million decrease in funds used to remit taxes due upon vesting of equity awards resulting from the withholding of shares valued at such amount from the applicable employees, consultants or directors, to cover such taxes.

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

Revenue Recognition

We have historically recognized revenue from our products and from contractual arrangements to perform product development contract services that are fully funded by our customers. We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue from product development contracts is recognized over time as products and services are provided. For fixed priced contracts we measure progress toward satisfaction of performance obligations using costs incurred to date relative to total estimated costs (“cost-to-cost”). Research and development contracts may last multiple years and estimation of the total transaction price and expected cost requires management’s judgment. Based on the nature of the Company’s research and development contracts, the work to be performed is often complex and may involve new processes, procedures, and tasks which creates uncertainty in estimating contract costs. All estimates impacting revenue recognition, including estimates of total expected costs, or Estimates at Completion, are reviewed on a periodic basis, at least quarterly.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sarcos Technology and Robotics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sarcos Technology and Robotics Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

February 28, 2024

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$23,139	$35,159
Marketable securities	15,947	79,337
Accounts receivable	555	1,866
Unbilled receivables	2,034	4,160
Inventories	1,065	3,562
Prepaid expenses and other current assets	2,323	5,015
Total current assets	45,063	129,099
Property and equipment, net	4,842	7,640
Intangible assets, net	—	19,116
Operating lease assets	10,092	11,283
Other non-current assets	429	487
Total assets	$60,426	$167,625
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,291	$3,620
Accrued liabilities	5,805	6,025
Current operating lease liabilities	1,360	887
Total current liabilities	8,456	10,532
Operating lease liabilities	11,036	12,387
Other non-current liabilities	29	256
Total liabilities	19,521	23,175
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of December 31, 2023, and December 31, 2022; 25,877,865 and 25,708,519 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	3	3
Additional paid-in capital	459,113	447,085
Accumulated other comprehensive income (loss)	3	(17)
Accumulated deficit	(418,214)	(302,621)
Total stockholders’ equity	40,905	144,450
Total liabilities and stockholders’ equity	$60,426	$167,625

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue, net	$6,146	$14,569
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	5,041	11,614
Research and development	39,012	34,144
General and administrative	31,454	63,480
Sales and marketing	10,828	9,949
Intangible amortization expense	2,821	2,184
Asset write-down and restructuring	37,946	—
Goodwill impairment	—	70,236
Total operating expenses	127,102	191,607
Loss from operations	(120,956)	(177,038)
Interest income, net	3,294	1,831
Gain on warrant liability	162	13,442
Other income, net	1,914	743
Loss before income tax (expense) benefit	(115,586)	(161,022)
Income tax (expense) benefit	(7)	3,892
Net loss	$(115,593)	$(157,130)
Net loss per share
Basic and diluted	$(4.51)	$(6.42)
Weighted-average shares used in computing net loss per share
Basic and diluted	25,639,270	24,473,212

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(115,593)	$(157,130)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments	20	(17)
Total other comprehensive income (loss)	20	(17)
Comprehensive loss	$(115,573)	$(157,147)

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(115,593)	$(157,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,043	35,645
Depreciation of property and equipment	1,554	1,409
Amortization of intangible assets	2,821	2,184
Change in fair value of warrant liability	(162)	(13,442)
Amortization of investment discount	(2,055)	(1,494)
Asset write-down	30,101	—
Goodwill impairment	—	70,236
Changes in operating assets and liabilities
Accounts receivable	1,311	(257)
Unbilled receivable	2,126	(1,972)
Inventories	(8,759)	(2,090)
Prepaid expenses and other current assets	2,167	4,440
Other non-current assets	1,249	960
Accounts payable	(2,326)	1,539
Accrued liabilities	253	(798)
Other non-current liabilities	(1,350)	(4,621)
Net cash used in operating activities	(76,620)	(65,391)
Cash flows from investing activities:
Purchases of property and equipment	(782)	(1,498)
Acquisition of a business, net of cash acquired	—	(29,687)
Purchases of marketable securities	(64,536)	(177,860)
Maturities of marketable securities	130,000	100,000
Net cash provided by (used in) investing activities	64,682	(109,045)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	683
Shares repurchased for payment of tax withholdings	(78)	(8,107)
Payment of obligations under capital leases	(4)	(95)
Net cash used in financing activities	(82)	(7,519)
Net decrease in cash, cash equivalents	(12,020)	(181,955)
Cash and cash equivalents at beginning of period	35,159	217,114
Cash and cash equivalents at end of period	$23,139	$35,159
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6
Cash paid for income taxes	$7	$—
Supplemental disclosure of non-cash activities:
Common stock and assumed equity awards in connection with a business acquisition	$—	$59,410
Purchases of property and equipment included in accounts payable at period-end	$—	$33

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	22,953,510	2	359,451	—	(145,491)	213,962
Stock-based compensation	—	—	35,645	—	—	35,645
Common stock issued upon vesting of restricted stock awards and restricted stock units	1,047,406	1	(1)	—	—	—
Shares repurchased for payment of tax withholdings and other	(403,546)	—	(8,103)	—	—	(8,103)
Exercise of stock options	315,703	—	683	—	—	683
Common stock and assumed equity awards in connection with a business acquisition	1,795,446	—	59,410	—	—	59,410
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(157,130)	(157,130)
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	12,043	—	—	12,043
Common stock issued upon vesting of restricted stock awards and restricted stock units	219,175	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(49,829)	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	20	—	20
Net loss	—	—	—	—	(115,593)	(115,593)
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905

See accompanying notes to the consolidated financial statements.

SARCOS TECHNOLOGY AND ROBOTICS CORPORTATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Sarcos Technology and Robotics Corporation (the “Company” or “Sarcos”), is a pioneer in the robotic systems industry. The Company’s mission is to deliver software to its customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. The Company’s full-stack, closed-loop autonomy software platform (“AI/ML Software Platform”) is being designed with artificial intelligence (“AI”) and machine learning (“ML”) techniques to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system) without extensive programming and with minimal robot training. .

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

Business Combination

On September 24, 2021 (the “Closing Date”), Rotor Acquisition Corp. (“Rotor”), a Delaware corporation, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021 (the “Original Merger Agreement”), by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”), and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of Rotor. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation.

On April 25, 2022, the Company acquired RE2, Inc., (“RE2”) a Pittsburgh, PA based developer of autonomous and teleoperated mobile robotic systems. The results presented herein include the activity of RE2 from the acquisition date through December 31, 2023. The Company's results do not include RE2’s financial information prior to the acquisition. For further detail see Note 5.

Reverse Stock Split

On July 5, 2023, the Company effected a 1-for-6 reverse stock split (“Reverse Stock Split”) of the Company's outstanding shares of common stock, as approved by the Company's stockholders at the Company’s Annual Meeting of Stockholders held on June 14, 2023. All share and per share amounts of common stock, options, warrants, restricted stock and restricted stock units in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Asset Write-Down and Restructuring

On July 12, 2023, the Company announced that it had refined its sales strategy to focus on products that have the most potential for near-term revenue growth and strategic opportunities. At the time, these products included our Guardian Sea Class system, certain aviation (baggage handling and exterior aircraft maintenance), solar (solar field panel installation) solutions, and our commercial AI/ML Software Platform. In connection with the restructuring effort announced in July, during the twelve months ended December 31, 2023, the Company incurred total charges of $10.6 million, which includes a write-down of inventory of $4.4 million, a $0.7 million write-down for certain assets as a result our product development reprioritization, $1.1 million in severance and benefit payments, and $4.4 million due to the acceleration of stock-based compensation expense resulting from the early termination of the Company's redemption right over certain shares held by the Company's former Chief Operating Officer in connection with the termination of his employment.

On November 14, 2023, the Company announced its decision to suspend for the foreseeable future commercialization efforts on its hardware programs and focus on the development of its commercial AI/ML Software Platform. The Company will continue some de minimis hardware system research and development efforts on a substantially reduced scale, in part to support its software platform development efforts. As a result of the Company's refined strategy it is optimizing its organization in pursuit of this product opportunity and will reduce costs, including reducing headcount and shifting all operations to its Salt Lake City, Utah location and will shut down its facilities in Pittsburgh, Pennsylvania. In connection with the restructuring efforts announced in November 2023, the Company incurred charges of $27.3 million during the twelve months ended December 31, 2023, which includes a write-down of inventory of $6.9 million, a $16.9 million charge for the accelerated amortization of intangible assets and write-off of certain other assets as a result our product development reprioritization, $1.2 million of accelerated depreciation related to the shutting down our facilities in Pittsburgh, Pennsylvania, $0.5 million for contract restructuring accruals, and $1.8 million in severance and benefit payments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve contract revenue recognized based on estimates of total contract costs and cost to complete uncompleted contracts, estimates of potential losses on uncompleted contracts, impairment evaluation of contract assets, long lived assets, assumptions used for leases, valuation allowance for net deferred income taxes and valuation of the Company’s stock-based compensation and warrants. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $39.1 million as of December 31, 2023, compared to $114.5 million as of December 31, 2022. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2023, the Company also had an accumulated deficit of approximately $418.2 million and working capital of $36.6 million.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable and unbilled receivables. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and generally exceeds federally insured limits. The Company's cash equivalents and marketable securities are money market funds or U.S. Treasury bills with maturity dates within one year. The Company has not realized any losses relating to its cash, cash equivalents or marketable securities.

Accounts receivable

As of December 31, 2023, three of our customers accounted for more than 10% of the Company’s accounts receivable, which in total represented 90% of the accounts receivable as of December 31, 2023. As of December 31, 2022, three of our customers accounted for more than 10% of the Company’s accounts receivable, which in total represented 81% of the accounts receivable as of December 31, 2022.

Revenue

Five and three customers accounted for more than 10% of the Company’s revenue for each of the years ended December 31, 2023 and 2022, respectively. These concentrations accounted for 85% and 74% of revenue for the years ended December 31, 2023 and 2022, respectively. The total amount of revenue for each such customer was as follows:

(In thousands)	2023	2022
Customer A	$1,618	$1,884
Customer B	1,116	2,848
Customer C	883	*
Customer D	815	5,988
Customer E	808	*

* The customer’s related revenue was less than 10% of the Company’s revenue for the respective year.

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

Accounts Receivable

Receivables are recorded at the amount the Company expects to collect. Management determines the need for an allowance for credit losses using a specific identification method after taking into account all of its remedies for collection. Management determined no allowance for credit losses was necessary as of December 31, 2023 and 2022. Receivables are comprised of amounts invoiced for completed contracts and contracts in progress.

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

The revenue recognized for Product Development Contract Revenue and Product Revenue were as follows:

	For the year ended December 31,
(In thousands)	2023	2022
Product Development Contract Revenue	$5,256	$14,239
Product Revenue	890	330
Revenue, net	$6,146	$14,569

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Opening Balance as of December 31, 2021	$788	$221	$94	$36	$30
Increase/(decrease), net	1,078	3,939	(32)	(25)	(30)
Ending Balance as of December 31, 2022	$1,866	$4,160	$62	$11	$—
Increase/(decrease), net	(1,311)	(2,126)	(12)	(10)	75
Ending Balance as of December 31, 2023	$555	$2,034	$50	$1	$75

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets, and accrued liabilities, respectively. During the year ended December 31, 2023, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2022. During the year ended December 31, 2022, the Company recognized all of the deferred revenue which existed at December 31, 2021.

Remaining performance obligations

As of December 31, 2023, the Company had backlog, or revenue related to remaining performance obligations, of $8.1 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standard Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2026 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect a material impact on its consolidated financial statements related to ASU 2023-09.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,973	$—	$—	$4,973
Marketable securities:
U.S. treasury securities	15,947	—	—	15,947
Total assets	$20,920	$—	$—	$20,920

Liabilities:
Warrant liability	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$79,337	$—	$—	$79,337
Total assets	$79,337	$—	$—	$79,337

Liabilities:
Warrant liability	$—	$253	$—	$253
Total liabilities	$—	$253	$—	$253

As of December 31, 2023, the Company held $20.9 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

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

3. Balance Sheet Components

Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Raw materials	$—	$2,081
Work-in-process	—	180
Finished goods, net	1,065	1,301
Total inventories	$1,065	$3,562

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Prepaid insurance	$873	$3,420
Software	1,028	1,191
Other prepaid expenses and assets	422	404
Total prepaid expenses and other current assets	$2,323	$5,015

Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Robotics and manufacturing equipment	$1,841	$1,610
Leasehold improvements	4,458	4,442
Computer equipment	1,729	1,719
Financed leased computer equipment	19	271
Software	44	389
Furniture and fixtures, and other fixed assets	1,018	1,835
Property and equipment, gross	9,109	10,266
Accumulated depreciation	(4,267)	(2,626)
Property and equipment, net	$4,842	$7,640

Depreciation expenses were $2.8 million for the year ended December 31, 2023, $1.2 million of which was accelerated depreciation related to shutting down our facilities in Pittsburgh, Pennsylvania, which is included in asset write-down and restructuring on the consolidated statements of operations. Depreciation expenses were $1.4 million for the year ended December 31, 2022. Amortization of assets under finance leases is included as part of depreciation expense.

Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Payroll and related costs	$3,913	$4,271
Contract restructuring accrual	506	—
Legal accrual	547	234
Other accrued expenses and current liabilities	839	1,520
Total accrued liabilities	$5,805	$6,025

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Finance leases	$—	$3
Warrant liabilities	29	253
Total other non-current liabilities	$29	$256

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

Lease costs for operating leases are as follows:

	Year ended
(In thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$1,859	$1,640
Variable lease cost	773	786
Total lease cost	$2,632	$2,426

The following table summarizes the Company’s lease term and discount rate assumptions:

	Year ended
	December 31, 2023	December 31, 2022
Operating leases
Weighted-average remaining lease term (years)	9.0	9.7
Weighted-average discount rate:	5.4%	5.4%

Supplemental cash flow and other information related to leases:

	Year ended
(In thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,546	$1,674
Right-of-use assets obtained in a noncash exchange for new lease liabilities:
Operating leases	$—	$633

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of December 31, 2022 are as follows:

(In thousands)	Operating Leases
2024	$1,968
2025	1,619
2026	1,488
2027	1,529
2028	1,571
2029 and thereafter	7,465
Total lease payments	15,640
Less interest	3,244
Present value of lease liabilities	$12,396

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

6. Goodwill and Intangible Assets

Goodwill

As a result of sustained decreases in the Company’s publicly quoted share price during the fourth quarter of 2022, the Company conducted an analysis of its goodwill as of December 31, 2022, and performed a quantitative goodwill impairment assessment. The Company estimated the reporting unit's fair value under an income approach using a discounted cash flow model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation and amortization. Based on the Company’s quantitative goodwill impairment assessment, it concluded that the carrying value of its reporting unit exceeded its fair value and that all of its goodwill was fully impaired as of December 31, 2022.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$1,000	$—	—
Developed technology	9,600	9,600	—	—
Customer relationships	10,700	10,700	—	—
Total	$21,300	$21,300	$—

	December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Trade name and trademarks	$1,000	$111	$889	5
Developed technology	9,600	1,280	8,320	4
Customer relationships	10,700	793	9,907	8
Total	$21,300	$2,184	$19,116

The Company recorded $2.8 million and $2.2 million of amortization expense during the years ended December 31, 2023 and 2022, respectively, which was recorded as intangible amortization expense in the consolidated statement of operations. As a result of the Company’s product development reprioritization announced in November 2023, the Company reassessed the remaining useful-lives of its intangible assets. The Company recorded $16.3 million of accelerated amortization expense during the year ended December 31, 2023, which is included in asset write-down and restructuring in the consolidated statements of operations.

7. Earn-Out Shares

As a result of the Business Combination each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the “Earn-Out Shares”). The Earn-Out Shares will become payable as follows:

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of December 31, 2023, there remained 4,687,500 Earn-Out Shares potentially issuable.

8. Warrants

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

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company’s Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2023, there were 20,549,453 Warrants outstanding.

The Company will not be obligated to deliver any Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Warrant will be exercisable, and the Company will not be obligated to issue a share of Common Stock upon exercise of a Warrant unless the share of the Company’s Common Stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. If the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event a registration statement is not effective for the exercised Warrants, the purchaser in the Rotor IPO of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of the Company’s Common Stock underlying such Unit.

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

Redemption of Warrants When the Price per Share of the Company’s Common Stock Equals or Exceeds $108.00. Once the Warrants become exercisable, the Company may call the Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and
•
if, and only if, the last reported sale price of the shares of the Company’s Common Stock for any 20 trading days within a 30-trading day period commencing after the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Warrant holders (which is referred to as the “Reference Value”) equals or exceeds $108.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the Warrants unless an effective registration statement under the Securities Act covering the shares of the Company’s Common Stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of the Company’s Common Stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Share of Our Common Stock Equals or Exceeds $60.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants if the Company does not utilize this redemption provision):

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Common Stock;
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

9. Stock-based Compensation

2021 Stock Plan

Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan (the “2021 Plan”) provides stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARS”) and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of December 31, 2023, 2.7 million shares were available for grant under the 2021 Plan.

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

Stock Option Activity

The following summarizes the Company’s stock option activity for the years ended December 31, 2023 and 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2021	1,671,282	$19.68	7.2	$67,173
Granted (a)	1,255,904	12.31
Exercised	(315,730)	2.16		6,050
Cancelled	(233,953)	33.08
Outstanding – December 31, 2022	2,377,503	$16.80	7.1	$698
Granted	1,859,200	2.78
Cancelled	(1,391,619)	12.35
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Exercisable – December 31, 2022	1,415,219	$9.51	5.8	$698
Exercisable – December 31, 2023	1,250,104	$11.62	5.0	$91

(a) In connection with the acquisition of RE2, the Company assumed certain outstanding options to acquire RE2 common stock which, following such assumption, were converted to options to acquire 0.6 million shares of the Company’s Common Stock at a weighted-average exercise price of $6.30 per share.

For options granted during the years ended December 31, 2023 and 2022, the weighted-average grant-date fair value was $1.81 and $5.76 per option, respectively.

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

The Company calculated the fair value of options granted under the 2021 Plan on the respective dates of grant using the following weighted average assumptions:

	Years ended
	December 31, 2023	December 31, 2022
Options
Risk-free interest rate	3.61%	3.19%
Expected term (in years)	6.08	6.09
Expected dividend yield	—%	—%
Expected volatility	69.96%	68.52%

The following summarizes the Company’s employee RSU activity for the years ended December 31, 2023 and 2022:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	299,597	$28.25
Granted	551,529	19.51
Released	(188,067)	18.30
Cancelled	(60,498)	41.58
Outstanding – December 31, 2022	602,561	$22.01
Granted	1,383,938	2.56
Released	(219,175)	18.36
Cancelled	(587,209)	12.76
Outstanding – December 31, 2023	1,180,115	$4.49

RSUs granted generally include service vesting periods of one to four years.

The following summarizes the Company’s employee RSA activity for the year ended December 31, 2022:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2021	854,871	$52.70
Granted	4,479	34.98
Released	(859,350)	52.62
Outstanding – December 31, 2022	—	$—

The Company did not have any RSA activity for the year ended December 31, 2023.

The Company recognized stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows:

	For the year ended December 31,
(In thousands)	2023	2022
Cost of revenue	$107	$87
Research and development	1,127	712
Sales and marketing	808	863
General and administrative	5,606	33,983
Asset write-down and restructuring	4,395	—
Total stock-based compensation expense	$12,043	$35,645

As of December 31, 2023, there was approximately $10.4 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

10. Net loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the twelve months ended December 31, 2023 and 2022, respectively:

	For the twelve months ended December 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(115,593)	$(157,130)
Denominator:
Weighted average shares outstanding, basic and diluted	25,639,270	24,473,212
Basic and diluted net loss per share	$(4.51)	$(6.42)
Anti-dilutive securities, excluded	12,137,608	11,325,388

Basic and diluted net loss per share attributable to common stockholders is the same for the twelve months ended December 31, 2023 and 2022, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

11. Income taxes

Loss before provision for income taxes was $115.6 million and $161.0 million for the years ended December 31, 2023 and 2022, respectively, all of which was generated in the United States. The Company’s provision for income taxes consists of the following:

	For the twelve months ended December 31,
(In thousands)	2023	2022
Current:
Federal	$—	$—
State	(7)	(3)
Total current	(7)	(3)
Deferred:
Federal	24,972	9,005
State	9,109	2,064
Change in valuation allowance	(34,081)	(7,174)
Total deferred	—	3,895
Total income tax benefit (expense)	$(7)	$3,892

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	For the twelve months ended December 31,
(In thousands)	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State tax provision	5.0	1.6
Change in valuation allowance	(29.5)	(6.9)
Change in valuation allowance - acquisition	—	2.4
Research credits	2.0	1.2
Change in effective tax rate	0.4	0.6
Goodwill impairment	—	(9.2)
Warrant revaluation	—	1.8
Disallowed executive compensation	(0.3)	(9.7)
Stock compensation	(1.8)	0.5
Unrecognized tax benefits	1.2	(0.6)
Other	2.0	(0.3)
Total provision for income taxes	0.0%	2.4%

As of December 31, 2023 and 2022, the net deferred tax assets consisted of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$283	$656
Stock compensation	3,293	2,969
Research credits	8,527	4,787
Research and experimental capitalization	18,238	8,713
Lease liability	3,592	3,626
Intangibles	308	—
Net operating loss carryforwards	48,496	34,205
Other	3	34
Total gross deferred tax assets	82,740	54,990
Less valuation allowance	(78,615)	(44,540)
Total deferred tax assets	4,125	10,450
Deferred tax liabilities:
Property and equipment	(1,201)	(1,978)
Intangibles	—	(5,389)
Right-of-use-asset	(2,924)	(3,083)
Total deferred tax liabilities	(4,125)	(10,450)
Net deferred tax assets	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations for the three-year period ended December 31, 2023, all of which were in the United States. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2023, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of December 31, 2023, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $78.6 million at December 31, 2023 and $44.5 million at December 31, 2022. The Company’s valuation allowance increased $34.1 million and $9.1 million during the fiscal years ended December 31, 2023 and 2022, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31,
(In thousands)	2023	2022
Valuation allowance at beginning of year	$44,540	$35,476
Change in valuation allowance	34,075	9,064
Valuation allowance at end of year	$78,615	$44,540

As of December 31, 2023, the Company had cumulative federal net operating losses of approximately $201.5 million. Of these losses, $7.6 million were generated in 2015 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between 2035 to 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of December 31, 2022, the Company had cumulative federal net operating losses of approximately $141.3 million.

As of December 31, 2023, the Company had a $8.4 million deferred tax asset related to a federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $1.8 million. If not utilized, the credits will expire between 2034 through 2043. As of December 31, 2022, the Company had a $6.6 million deferred tax asset related to a federal research and development credit carryforward.

As of December 31, 2023, the Company had state net operating losses of approximately $145.5 million. Of the total state net operating losses, approximately $116.2 million is attributable to Utah. Utah law allows unused net operating losses arising in tax years beginning after December 31, 2017 to be carried forward indefinitely. Of the total $116.2 million of Utah net operating losses, $109.9 million are carried forward indefinitely, and the remaining net operating losses will expire beginning in 2035 through 2037. Of the total state net operating losses, approximately $27.0 million is attributable to Pennsylvania. Pennsylvania net operating losses will expire between 2034 through 2043. The remaining state net operating loss carryforwards are attributable to various other states with varying expiration periods. As of December 31, 2022, the Company had cumulative state net operating losses of approximately $107.8 million. Of the total state net operation losses as of December 31, 2022, approximately $96.8 million is attributable to Utah.

As of December 31, 2023, the Company had a $3.1 million deferred tax asset related to state research and development credits carryforward. Of the total state research and development credits, approximately $1.8 million is attributable to Utah. This credit has been offset by a liability for unrecognized tax benefits of $0.3 million. If not utilized, the credits will expire between 2029 through 2037. Of the total state research and development credits, approximately $1.3 million is attributable to Pennsylvania. This credit has been offset by a liability for unrecognized tax benefits of $0.3 million. If not utilized, the credits will expire between 2033 through 2036. As of December 31, 2022, the Company had a $2.0 million deferred tax asset related to a Utah research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $1.0 million.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2023, the Company had a $2.4 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. As of December 31, 2022, the Company had a $3.9 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There would be no impact to the Company’s effective rate if the unrecognized tax benefits were recognized. A reconciliation of the beginning and ending amounts of unrecognized benefits is as follows:

	Years ended December 31,
(In thousands)	2023	2022
Unrecognized tax benefits at the beginning of year	$3,898	$2,634
Gross increases – current year tax positions	1,170	1,264
Gross decreases – prior year tax positions	(2,622)	—
Unrecognized tax benefits at end of year	$2,446	$3,898

The Company files U.S. and various state tax returns in jurisdictions with various statutes of limitation. As of December 31, 2023, the tax returns for fiscal year 2015 through fiscal year 2022 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 31, 2023, there are no income tax returns currently under audit.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law by President Biden. The IRA includes a corporate minimum tax of 15% on certain large corporations with greater than $1 billion in average adjusted financial statement income and an excise tax on certain stock repurchases executed after December 31, 2022. There are no impacts to the Company in 2023, and the Company does not expect a material impact on its consolidated financial statements in the future for the IRA.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of December 31, 2023 and 2022.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of December 31, 2023 and 2022, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The Company’s revenue is derived primarily from U.S. customers. During the year ended December 31, 2023, the Company had $1.9 million of revenue earned from customers located outside the United States. During the year ended December 31, 2022, the Company had $2.8 million of revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

14. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of December 31, 2023. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. In April 2022 the Company began providing employees with 401(k) matching contributions. The Company recognized $1.5 million and $0.9 million of expense for 401(k) matching contributions during the twelve months ended December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Certifying Officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and information relating to the availability of our code of conduct for executive officers and directors is set forth below. The other information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023.

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

4.1	Warrant Agreement between Continental Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).
4.2	Specimen Warrant Certificate (incorporated by reference to the Company’s Form S-1/A filed with the SEC on December 30, 2020).

4.3	Specimen Stock Certificate (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
4.4*	Description of Company’s Securities.
10.1	Letter Agreement between Rotor, Rotor Sponsor LLC, and Riverview LLC (incorporated by reference to the Company’s Form 8-K filed January 20, 2021).
10.2	Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock Funds (incorporated by reference to the Company’s Form 8-K filed on January 20, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.5

Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC, and certain stockholders of Sarcos (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2021).

10.6+	Sarcos Technology and Robotics Corporation 2021 Equity Incentive Plan, forms of agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.7+	Sarcos Technology and Robotics Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.8+	Sarcos Technology and Robotics Corporation Outside Director Compensation Policy (incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
10.9+	Employment Agreement, dated January 17, 2024, among Benjamin G. Wolff, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2024).
10.10+	Employment Agreement, dated October 9, 2022, among Andrew Hamer, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 11, 2022).
10.11+	Employment Agreement, dated June 12, 2023, among Denis Garagic, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023).
10.12+*	Employment Agreement, dated January 11, 2024, among Matthew L. Vogt, Sarcos Corp., and the Company.
10.13+*	Employment Agreement, dated January 30, 2023, among Stephen Sonne, Sarcos Corp., and the Company.
10.14	Separation Agreement, dated June 7, 2023, among Kiva Allgood, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023).
10.15	Separation Agreement, dated August 23, 2023, among Jorgen Pedersen, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2023).
10.16	Separation Agreement, dated September 25, 2023, among Kristi Martindale, Sarcos Corp., and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 4, 2023).
10.17+	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.18+	Sarcos 2015 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2021).
10.19*	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sarcos Technology and Robotics Corporation

Date: February 28, 2024	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Andrew Hamer
Andrew Hamer
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff and Andrew Hamer, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Benjamin G. Wolff	President, Chief Executive Officer and Director	February 28, 2024
Benjamin G. Wolff	(Principal Executive Officer)

/s/ Andrew Hamer	Chief Financial Officer	February 28, 2024
Andrew Hamer	(Principal Financial and Accounting Officer)

/s/ Dennis Weibling	Chairman of the Board	February 28, 2024
Dennis Weibling

/s/ Brian D. Finn	Director	February 28, 2024
Brian D. Finn

/s/ Matthew Shigenobu Muta	Director	February 28, 2024
Matthew Shigenobu Muta

/s/ Eric T. Olson	Director	February 28, 2024
Eric T. Olson

/s/ Laura J. Peterson	Director	February 28, 2024
Laura J. Peterson