Form 10-Q
period 2024-03-31
Palladyne AI Corp.
filed 2024-05-08
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39897

Palladyne AI Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2838301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 South 500 West, Suite 150 Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 927-7296

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants to purchase Common Stock	PDYN PDYNW	The Nasdaq Global Market The Nasdaq Global Market

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

As of April 24, 2024, the registrant had 26.6 million shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

•
We are an early-stage company with a history of losses, and expect to incur significant losses for the foreseeable future.
•
Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we made the decision to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.
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
•
We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.
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
•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, “Defects”) in our AI/ML Software Platform, failure of our AI/ML Software Platform to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
•
We may use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and subject us to possible litigation.

•
We believe our business and prospects depend significantly on our ability to build an effective brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and intend to brand our AI/ML software products accordingly, which could be costly and may not be well received by our existing and potential customers.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
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
•
Our Common Stock is subject to potential delisting from The Nasdaq Global Market in the event we do not maintain a minimum stock price or minimum market capitalization, which would likely impair the liquidity of the trading market for our Common Stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$31,798	$23,139
Marketable securities	—	15,947
Accounts receivable	408	555
Unbilled receivables	1,550	2,034
Inventories	—	1,065
Prepaid expenses and other current assets	1,770	2,323
Total current assets	35,526	45,063
Property and equipment, net	4,680	4,842
Operating lease assets	9,786	10,092
Other non-current assets	410	429
Total assets	$50,402	$60,426
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$758	$1,291
Accrued liabilities	3,092	5,805
Current operating lease liabilities	1,367	1,360
Total current liabilities	5,217	8,456
Operating lease liabilities	10,707	11,036
Other non-current liabilities	277	29
Total liabilities	16,201	19,521
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 26,552,572 and 25,877,865 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	459,642	459,113
Accumulated other comprehensive (loss) income	(1)	3
Accumulated deficit	(425,443)	(418,214)
Total stockholders’ equity	34,201	40,905
Total liabilities and stockholders’ equity	$50,402	$60,426

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$3,441	$2,296
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	1,886	1,786
Research and development	2,895	9,403
General and administrative	5,125	9,735
Sales and marketing	805	3,741
Intangible amortization expense	—	819
Asset write-down and restructuring	83	—
Total operating expenses	10,794	25,484
Loss from operations	(7,353)	(23,188)
Interest income, net	372	1,099
Loss on warrant liability	(248)	(436)
Other income, net	—	1,049
Loss before income tax expense	(7,229)	(21,476)
Income tax expense	—	—
Net loss	$(7,229)	$(21,476)
Net loss per share
Basic and diluted	$(0.28)	$(0.84)
Weighted-average shares used in computing net loss per share
Basic and diluted	25,879,043	25,471,288

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,229)	$(21,476)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale investments	(4)	59
Total other comprehensive (loss) income	(4)	59
Comprehensive loss	$(7,233)	$(21,417)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued under equity award plans	7,204	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(2,170)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	25,713,553	$3	$449,784	$42	$(324,097)	$125,732

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,229)	$(21,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	571	2,664
Depreciation of property and equipment	201	425
Amortization of intangible assets	—	819
Change in fair value of warrant liability	248	436
Amortization of investment discount	(57)	(694)
Asset write-down	83	—
Changes in operating assets and liabilities:
Accounts receivable	147	(448)
Unbilled receivable	484	1,840
Inventories	1,065	(2,496)
Prepaid expenses and other current assets	553	(32)
Other non-current assets	325	300
Accounts payable	(511)	(986)
Accrued liabilities	(2,787)	(160)
Other non-current liabilities	(329)	(314)
Net cash used in operating activities	(7,236)	(20,122)
Cash flows from investing activities:
Purchases of property and equipment	(62)	(400)
Purchases of marketable securities	—	(29,262)
Maturities of marketable securities	16,000	40,000
Net cash provided by investing activities	15,938	10,338
Cash flows from financing activities:
Shares repurchased for payment of tax withholdings	(42)	(6)
Payment of obligations under capital leases	(1)	(1)
Net cash used in financing activities	(43)	(7)
Net increase (decrease) in cash, cash equivalents	8,659	(9,791)
Cash and cash equivalents at beginning of period	23,139	35,159
Cash and cash equivalents at end of period	$31,798	$25,368
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$14	$58

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Palladyne AI Corp. (the “Company” or “Palladyne AI”) is a pioneer in the robotic systems industry. The Company’s mission is to deliver software to its customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. The Company’s full-stack, closed-loop autonomy software platform (“AI/ML Software Platform”) is being designed with artificial intelligence (“AI”) and machine learning (“ML”) technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations “on the edge” (i.e., on the robotic system) without extensive programming and with minimal robot training. To reflect the Company’s transition from a hardware-focused company, in March 2024 the Company changed its name from Sarcos Technology and Robotics Corporation to Palladyne AI Corp.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements as of March 31, 2024, are unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.

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

Summary of Significant Accounting Policies and Use of Estimates

There have been no changes to the Company’s significant accounting policies, and use of estimates and assumptions described in the annual consolidated financial statements for the year ended December 31, 2023, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $31.8 million as of March 31, 2024, compared to $39.1 million as of December 31, 2023. The Company has historically incurred losses and negative cash flows from operations. As of March 31, 2024, the Company also had an accumulated deficit of approximately $425.4 million and working capital of $30.3 million.

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

Product Revenue

Product revenue relates to sales of the Company’s legacy commercially available products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on certain product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three months ended March 31, 2024 and 2023, were as follows:

	For the three months ended March 31,
(In thousands)	2024	2023
Product Development Contract Revenue	$882	$2,296
Product Revenue	2,559	—
Revenue, net	$3,441	$2,296

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of March 31, 2024 and December 31, 2023, are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2023	$555	$2,034	$50	$1	$75
Increase/(decrease), net	(147)	(484)	1	(1)	170
Ending Balance as of March 31, 2024	$408	$1,550	$51	$—	$245

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three months ended March 31, 2024 and 2023, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of March 31, 2024, the Company had backlog, or revenue related to remaining performance obligations, of $4.2 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2026 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect a material impact on its consolidated financial statements related to ASU 2023-09.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$14,954	$—	$—	$14,954
Total assets	$14,954	$—	$—	$14,954

Liabilities:
Warrant liability	$—	$277	$—	$277
Total liabilities	$—	$277	$—	$277

	As of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,973	$—	$—	$4,973
Marketable securities:
U.S. treasury securities	15,947	—	—	15,947
Total assets	$20,920	$—	$—	$20,920

Liabilities:
Warrant liability	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

As of March 31, 2024, the Company held $15.0 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of March 31, 2024 and December 31, 2023, inventories, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Finished goods, net	$—	$1,065
Total inventories	$—	$1,065

Prepaid Expenses and Other Current Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Prepaid insurance	$697	$873
Software	763	1,028
Other prepaid expenses and assets	310	422
Total prepaid expenses and other current assets	$1,770	$2,323

Property and Equipment, Net

As of March 31, 2024 and December 31, 2023, property and equipment, net consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Robotics and manufacturing equipment	$962	$1,841
Leasehold improvements	3,921	4,458
Computer equipment	1,278	1,729
Financed leased computer equipment	19	19
Software	36	44
Furniture and fixtures, and other fixed assets	1,003	1,018
Property and equipment, gross	7,219	9,109
Accumulated depreciation	(2,539)	(4,267)
Property and equipment, net	$4,680	$4,842

Depreciation expenses were $0.2 million and $0.4 million, for the three months ended March 31, 2024 and 2023, respectively.

Accrued Liabilities

As of March 31, 2024 and December 31, 2023, accrued liabilities consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Payroll and related costs	$1,682	$3,913
Contract restructuring accrual	—	506
Legal services accrual	160	547
Other accrued expenses and current liabilities	1,250	839
Total accrued liabilities	$3,092	$5,805

4. Earn-Out Shares

On September 24, 2021 (the “Closing Date”), Rotor Acquisition Corp. (“Rotor”), a Delaware corporation, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021 (the “Original Merger Agreement”), by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Rotor (“Merger Sub”), and Sarcos Corp., a Utah corporation (“Old Sarcos”), and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the “Amendment” and the Original Merger Agreement, as amended, the “Merger Agreement”), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the “Merger”) and a wholly-owned subsidiary of Rotor. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation. To reflect the Company’s transition from a hardware-focused company to an AI software-focused company, in March 2024 the Company changed its name from Sarcos Technology and Robotics Corporation to Palladyne AI Corp.

As a result of the Business Combination, each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the “Earn-Out Shares”). The Earn-Out Shares will become payable as follows:

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of March 31, 2024, there remained 4,687,500 Earn-Out Shares potentially issuable.

5. Warrants

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

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company’s Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of March 31, 2024, there were 20,549,453 Warrants outstanding.

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

6. Stock-based Compensation

2021 Stock Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) provides stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARS”) and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of March 31, 2024, 2.5 million shares were available to grant under the 2021 Plan.

2015 Stock Plan

The 2015 Equity Incentive Plan (the “2015 Plan”) provided stock options, RSUs, RSAs, SARS and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. Outstanding awards under the 2015 Plan generally vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. No further awards may be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan as described above.

Stock Option Activity

The following summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Granted	20,000	1.81
Cancelled	(1,113,918)	13.05
Outstanding – March 31, 2024	1,751,166	$7.67	5.8	$257
Exercisable – December 31, 2023	1,250,104	$11.62	5.0	$91
Exercisable – March 31, 2024	1,264,352	$7.78	4.7	$257

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the three months ended March 31, 2024:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	1,180,115	$4.49
Granted	1,319,319	0.91
Released	(72,967)	4.00
Cancelled	(677,302)	3.88
Outstanding – March 31, 2024	1,749,165	$2.04

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the three months ended March 31, 2024:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	—	$—
Granted	625,000	$0.59
Outstanding – March 31, 2024	625,000	$0.59

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended March 31,
(In thousands)	2024	2023
Cost of revenue	$(18)	$7
Research and development	(42)	210
Sales and marketing	40	207
General and administrative	591	2,240
Total stock-based compensation expense	$571	$2,664

As of March 31, 2024, there was approximately $5.5 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net loss	$(7,229)	$(21,476)
Denominator:
Weighted average shares outstanding, basic and diluted	25,879,043	25,471,288
Basic and diluted net loss per share	$(0.28)	$(0.84)
Anti-dilutive securities, excluded	12,237,740	13,824,568

Basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2024 and 2023, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

8. Income Taxes

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

The Company had no income tax expense for the three months ended March 31, 2024 and 2023. The provision for income taxes for the three months ended March 31, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

9. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of March 31, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable.

10. Segment Information

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

11. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of March 31, 2024. The plan allows employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions.

12. Subsequent Event

On April 17, 2024, the Company amended options to purchase 753,551 shares of the Company’s common stock. All of the options subject to the amendments had exercise prices that exceeded the value of the Company’s common stock on the amendment date, and therefore were “underwater.”

One set of amendments, which were entered into with seven senior employees of the Company, applied to options to purchase an aggregate of 225,670 shares held by those seven senior employees. These amendments (1) re-started the vesting schedule of the amended options, including for options that had already vested and (2) reduced the per share exercise price of the options to $1.59 (the “New Exercise Price”), which is equal to the closing price of the Company’s common stock on April 17, 2024, the effective date of the amendments. No other terms of these options were modified.

The other set of amendments applied to options to purchase an aggregate of 527,881 shares held by other eligible current employees and service providers of the Company with an exercise price per share greater than the New Exercise Price. These amendments reduced the per share exercise price of affected options to the New Exercise Price, which is equal to the closing price of the Company’s common stock on April 17, 2024, the effective date of the amendments. No other terms of such options were modified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Palladyne AI Corp.,” “Palladyne,” “we,” “us,” and “our” refers to Palladyne AI Corp., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report (this “Report”) as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this Report. As discussed in the Special Note Regarding Forward-Looking Statements below, in addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II Item 1A Risk Factors and elsewhere in this Report.

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
•
the impact of natural disasters, health epidemics and global economic and geopolitical conditions and international conflicts on our business and the business of our customers;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information known to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

Our mission is to deliver software to our customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Software Platform is being designed with artificial intelligence (AI) and machine learning (ML) technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations “on the edge” (i.e., on the robotic system) without extensive programming and with minimal robot training. We believe this “human-like” ability to learn and adapt will be a key differentiator in helping our customers maintain optimal productivity in dynamic or unstructured environments, where new situations and unexpected challenges are more likely to cause delays and costly downtime. Our value proposition is further enhanced relative to other competitive solutions because robotic systems using our AI/ML Software Platform are not required to be continuously connected to the cloud for our software to function, thereby reducing the performance issues associated with poor connectivity and latency typically associated with processing in the cloud. Our approach also reduces the expense typically associated with transmitting large amounts of data to and from the cloud.

As a pioneer in the robotic systems industry, we benefit from both experiences and lessons gained from our 30-plus years, as well as significant investment in our internal research and development efforts. Software has been an integral part of our development efforts over the years. Our vision for our AI/ML Software Platform began in 2017 as a foundational technology to enhance training for the autonomous operation of our own internally developed hardware solutions and progressed to our first contract with the U.S. Department of Defense to develop our CYTAR (Cybernetic Training for Autonomous Robots) AI/ML platform in 2019. We have since continued to develop our AI/ML software both for the U.S. Department of Defense and in connection with our development of commercial robotic systems.

We are designing our AI/ML Software Platform to be hardware agnostic in order to be compatible with most industrial robots being sold today and to support specific types of commercially available robots with additional development and the necessary application programming interface (API). The AI/ML Software Platform is expected to enable robotic systems to perform tasks that involve variations in the environment and the objects being manipulated by the robot. Specifically, we expect our AI/ML Software Platform to incorporate internal and external environmental inputs that allow robots to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can expedite robot training, expand the tasks that a robot can perform, reduce costly workflow stoppages, mitigate downtimes and reduce human labor requirements. We are in the process of completing the development of our full-stack closed-loop autonomy artificial intelligence software which we currently expect to be ready for initial testing by customers in June 2024. We expect to complete initial customer trials throughout the second half of 2024 and to begin generating revenues from commercial customers in 2025.

As a result of our refined strategy, we are optimizing our organization in pursuit of this AI/ML Software Platform opportunity and are taking or have taken actions to reduce costs, including our 2023 RIFs (as defined below) and winding down substantially all of our operations in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategic decision-making see Part II Item 1A Risk Factors “Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we made the decision to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.”

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our AI/ML Software Products

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

Financing of Operations

Prior to commercialization, we must complete the development and testing of our AI/ML Software Platform. As a result, we will use our cash on hand to develop our software platform and fund operations as we seek to commercialize and achieve revenue from our products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop a commercial version of our software platform prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. In addition, we have taken and continue to take numerous steps to manage our use of cash. For example, on July 12, 2023 (the “July 2023 RIF”), and on November 14, 2023 (the “November 2023 RIF,” and together with the July 2023 RIF, the “2023 RIFs”), we announced reductions in force intended to further conserve our current cash resources and manage operating expenses. The majority of the cash payments related to the expenses from the July 2023 RIF were paid out during the third quarter of 2023. The majority of the cash payments related to the November 2023 RIF were paid out during the fourth quarter of 2023 and the first quarter of 2024. The November 2023 RIF was substantially completed in the first quarter of 2024. We believe we have sufficient liquidity to operate for at least the next twelve months without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML Software Platform will negatively impact our ability to generate revenue, our profitability, our cash flows and our overall operating performance and result in the need to raise additional capital sooner than expected. We will continue to carefully evaluate our use of cash as we pursue our AI/ML Software Platform opportunity.

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

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development in our proprietary technologies. Through our previous hardware development efforts, we developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Software Platform. We believe our financial performance is dependent on our ability to successfully develop and commercialize our advanced AI/ML technologies. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and 2023

Revenue, Net

The following table presents our revenue for the three months ended March 31, 2024, and 2023, respectively:

	Three Months Ended March 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$882	$2,296	$(1,414)	(62)%
Product Revenue	2,559	—	2,559	*NM
Revenue, net	$3,441	$2,296	$1,145	50%

*NM - Not Meaningful

Revenue increased by $1.1 million, or 50%, from $2.3 million for the three months ended March 31, 2023, to $3.4 million for the three months ended March 31, 2024, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $1.4 million, or 62%, from $2.3 million for the three months ended March 31, 2023, to $0.9 million for the three months ended March 31, 2024. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts under our refined sales and product development strategy. As a result, there may be fewer opportunities to replace the completed contracts described above.

Product Revenue

Revenue derived from product sales increased by $2.6 million, from the three months ended March 31, 2023. The increase was primarily due to legacy product sales during the three months ended March 31, 2024.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$1,886	$1,786	$100	6%
Research and development	2,895	9,403	(6,508)	(69)%
General and administrative	5,125	9,735	(4,610)	(47)%
Sales and marketing	805	3,741	(2,936)	(78)%
Intangible amortization expense	—	819	(819)	(100)%
Asset write-down and restructuring	83	—	83	*NM
Total operating expenses	$10,794	$25,484	$(14,690)	(58)%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $0.1 million, or 6%, from $1.8 million for the three months ended March 31, 2023, to $1.9 million for the three months ended March 31, 2024. Cost of revenue increased mainly due to increased product costs associated with our product revenue, partially offset by decreased labor and material expenses charged to product development contracts during the three months ended March 31, 2024.

Research and Development

Research and development expense decreased by $6.5 million, or 69% from $9.4 million for the three months ended March 31, 2023, to $2.9 million for the three months ended March 31, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs.

General and Administrative

General and administrative expense decreased by $4.6 million, or 47%, from $9.7 million for the three months ended March 31, 2023, to $5.1 million for the three months ended March 31, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs.

Sales and Marketing

Sales and marketing expense decreased by $2.9 million, or 78%, from $3.7 million for the three months ended March 31, 2023, to $0.8 million for the three months ended March 31, 2024. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $0.1 million for the three months ended March 31, 2024.

Other Income

The following table presents other income for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other income
Interest income, net	$372	$1,099	$(727)	(66)%
Loss on warrant liability	(248)	(436)	188	(43)%
Other income, net	—	1,049	(1,049)	(100)%
Total other income	$124	$1,712	$(1,588)	(93)%

Other income decreased by $1.6 million for the three months ended March 31, 2024 as compared to the prior year period, primarily as a result of employee retention credit refunds received in the prior year period and decreased interest income from our investments in marketable securities due to the reduction in invested funds during the current year period.

Provision for Income Taxes

We had no income tax expense for the three months ended March 31, 2024 and 2023. The provision for income taxes for the three months ended March 31, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of March 31, 2024, was $4.2 million, $2.8 million of which was funded and $1.4 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $14.1 million as of March 31, 2024.

Liquidity and Capital Resources

We currently use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. As of March 31, 2024, we had $31.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

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

If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the 2023 RIFs, and other related actions, and believe we have sufficient capital to fund our business for at least the next 12 months without seeking additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our software platform will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part II Item 1A Risk Factors “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(7,236)	$(20,122)	$12,886	(64)%
Net cash provided by investing activities	15,938	10,338	5,600	54%
Net cash used in financing activities	(43)	(7)	(36)	514%
Net increase (decrease) in cash, cash equivalents	$8,659	$(9,791)	$18,450	(188)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2024 decreased by $12.9 million to $7.2 million from $20.1 million during the same period in 2023. The decrease to net cash used in operating activities was primarily attributable to a $14.2 million decrease to net loss, which was driven by the 2023 RIFs, partially offset by a net decrease of $2.6 million in non-cash expenses driven mainly by decreased stock-based compensation and amortization of intangible assets. Additionally, net cash used in operating activities related to changes in operating assets and liabilities decreased by $1.2 million, driven mainly by decreased inventory purchases.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the three months ended March 31, 2024 increased by $5.6 million. The increase in cash provided by investing activities is predominantly due to $16.0 million of maturities of marketable securities and no purchases of marketable securities, during the three months ended March 31, 2024, as compared to the $10.7 million of maturities of marketable securities, net of purchases during the three months ended March 31, 2023.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the three months ended March 31, 2024, was flat as compared to the three months ended March 31, 2023.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $7.2 million for the three months ended March 31, 2024, and a net loss of $115.6 million for the year ended December 31, 2023. We believe that we will continue to incur operating and net losses for the foreseeable future. Our shift in product development and commercialization strategy to focus on our AI/ML Software Platform has affected the timing of expected revenue and has made forecasting our quarterly and annual results more challenging. Even if we are able to successfully develop our AI/ML Software Platform and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Software Platform and our ability to lower costs, none of which may occur.

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

Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we made the decision to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and as a result, we have in the past and may in the future forgo or delay pursuit of opportunities with product candidates that might have had greater commercial potential or a greater likelihood of success. For example, on November 14, 2023, we announced a pivot in strategy to suspend our efforts to bring our hardware products to market and instead focus our resources and efforts on the development of our commercial AI/ML Software Platform and a related significant reduction in force. After continued analysis of our business and careful consideration of our hardware product’s development costs and market opportunity, and of our available resources, we concluded that focusing on our AI/ML Software Platform meets our previously announced goal of pursuing significant near-term revenue tied to acute customer needs and reduces our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Moreover, we may be unable to monetize assets relating to discontinued products or further reduce expenses.

The development of our AI/ML Software Platform is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts, and potential collaborations with other companies, developers, partners and other participants. Our AI/ML Software Platform may not develop in accordance with our expectations and its market acceptance is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have no experience with commercializing a software platform, which may enable other companies to compete more effectively than us, and we may not be successful. We also may be unsuccessful in our research and product development efforts.

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

We are an early stage company, with no experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing of commercial launch of our AI/ML Software Platform, the level of demand for our software platform, the size of our target markets, the performance of our software platform, the utilization of the platform, product pricing and the nature and length of the sales cycle. However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $76.6 million and $65.4 million for the years ended December 31, 2023 and 2022, respectively, and negative cash flow from operating activities of $7.2 million for the three months ended March 31, 2024. We expect to continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our AI/ML Software Platform, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also will at times require significant amounts of working capital to support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects that may decrease our long-term viability.

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

We are in the process of developing our AI/ML Software Platform, and any issues in the development of our platform may result in reputational harm or liability. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

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

We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.

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

The AI/ML and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software platform as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Software Platform will compete (both directly and indirectly) with companies such as Covariant, Dexterity, Formic, GrayMatter Robotics, Intrinsic, Liquid AI, Mujin, Rapid Robotics and Symbolica. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI Software Platform rather than a fully competitive solution.

While we view industrial robotics manufacturers such as ABB, Fanuc, Kuka and Yasakawa, large system integrators such as Honeywell, Reply, and Rockwell Automation, and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our software platform, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

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

In order to produce a commercial version of our AI/ML Software Platform, we need to complete our development efforts. Even after introduction of a commercial version of our platform, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Our AI/ML Software Platform is in the early stages of development and commercialization. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our software platform at all or within our currently expected timelines or available resources.

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

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and intend to brand our AI software products accordingly, which could be costly and may not be well received by our existing and potential customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

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

We conducted two RIFs during 2023, the July 2023 RIF, affecting approximately 24% of our workforce at the time, and the November 2023 RIF, affecting approximately 70% of our workforce at the time, as we evaluated our business, organization, prospects and resources and ultimately decided to focus on our AI/ML Software Platform. However, these RIFs, in particular the November 2023 RIF, has placed and will continue to place additional strain on our existing resources, and we could experience systemic operating difficulties in managing our business and implementing controls and other business processes, resource constraints in our product development and commercialization efforts, or other limitations or difficulties that are difficult to predict at this time.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing our commercial AI/ML Software Platform, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software platform and general and administrative expenses. Although the RIFs and other cost-saving measures have significantly reduced expenses, the amount of savings may not be as much as we expect or take longer to achieve than expected. Some of the factors that may lead to cost increases or reduced cost decreases are outside of our control, such as national or global geopolitical and economic conditions, including inflation and interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software platform. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our software platform to meet customer needs and identify and investigate new areas of demand and successfully market our software product, but also on our ability to sell our AI/ML Software Platform at a price needed to achieve sufficient margins and cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software platform in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected.

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

We face risks related to wars, natural disasters, health epidemics and other calamities, and supply chain disruption, any of which could significantly disrupt our operations.

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, and other calamities and force majeure events. Our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, which could significantly disrupt our operations. Additionally, depending upon any potential health pandemics, epidemics or outbreaks that may emerge, our potential customers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic adversely affected our ability to recruit skilled employees to join our team, conduct research and development activities and engage with development customers, and it or other similar events could do so again and may impede our product development timelines.

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

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our AI/ML Software Platform, operate our business and compete could be harmed.

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

Peterson, who has been our President and Chief Executive Officer since May 2023. In connection with this change in management, we anticipate that there will be changes to the Company’s operations and also possibly to some of our key strategies and tactical initiatives over time. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent RIFs. Our inability to successfully manage these transitions, could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

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

Risks Related to Claims, Legal and Regulatory Compliance

Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software platform or our ability to sell our software platform. Governmental bodies have implemented laws and are considering further regulation of AI/ML technologies that could negatively impact our ability to use and develop platforms and products incorporating these technologies. For example, on October 30, 2023 the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Additionally, the European Union has proposed certain legislation, such as the EU AI Act, which was adopted by the European Parliament on March 13, 2024. The EU AI Act imposes significant obligations related to the use of AI/ML related systems and is anticipated to be augmented by secondary legislation in the EU. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. If such legislation, or similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies into robotic products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplement by, the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security. For example, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Nebraska, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia have enacted laws similar to the CCPA and CPRA that have taken or will take effect between 2023 and 2026. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure and data processed by us or third-party vendors.

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

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT infrastructure used in our business may be vulnerable to cyber attacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of ours and our customers, collaborators and partners, our employees’ personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, product development, finance and sales and service processes. These risks may affect our ability to manage our data or deploy and service our products and solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

Patent positions covering robotics software and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or software platform from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses, we are investing fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy or with respect to patents with less relevance to our current business.

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

We have taken and continue to take precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our software or other technologies that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete could be harmed. Further, unauthorized use of our intellectual property may have occurred, or may occur in the future, without our knowledge.

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

We have granted and expect to continue to grant equity awards to our directors and employees as additional compensation in an effort to align their interests with those of our stockholders. Because these awards may be scheduled to vest during specified points in time, such as expected open trading windows under our insider trading policy, there is a potential that sales of large amounts of our Common Stock may take place during concentrated periods, leading to a decline in the price of our Common Stock.

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
•
failure to comply with Nasdaq listing requirements (see “Our Common Stock is subject to potential delisting from The Nasdaq Global Market in the event we do not maintain a minimum stock price or minimum market capitalization, which would likely impair the liquidity of the trading market for our Common Stock”);
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

Our Common Stock is subject to potential delisting from The Nasdaq Global Market in the event we do not maintain a minimum stock price or minimum market capitalization, which would likely impair the liquidity of the trading market for our Common Stock.

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

On January 23, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we did not comply with the Minimum Bid Price Requirement for continued listing on The Nasdaq Global Market, and that we had until July 22, 2023 to regain such compliance. To do so, our Board of Directors and stockholders approved a 1-for-6 reverse stock split after which we regained compliance with the Nasdaq’s listing standards.

On October 24, 2023, we again received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. The deficiency notice had no immediate effect on the listing of our Common Stock on The Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. We regained compliance on March 8, 2024 when the closing bid price of our Common Stock had been at least $1.00 per share for a minimum of 10 consecutive business days.

Although we were able to regain compliance with the Minimum Bid Price Requirement each time we received notice of non-compliance, if our stock price declines we could again fail to comply with this requirement and may not be able to regain compliance. In the event we again become out of compliance with the Minimum Bid Price Requirement or if we were to become out of compliance with the Minimum Market Value Requirement and we were not able to regain compliance with requirements for continued listing on Nasdaq, we may transfer to and commence trading on the OTC Markets. Shares traded on the OTC Markets generally have lower trading volumes, fewer market makers, higher trading volatility and wider spreads between bid and ask quotations than shares traded on major national exchanges such as Nasdaq. The OTC Markets are also less regulated than a major exchange like Nasdaq, and typically require less stringent corporate governance requirements. If our Common Stock or Warrants become delisted from Nasdaq for any reason and are quoted on the OTC Markets such as OTCQX, OTCQB or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, stockholders would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our Common Stock, reduce institutional investor interest in us, and may increase the volatility of our Common Stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which may harm our ability to raise capital through alternative financing sources on terms acceptable to us, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price. If an active trading market for our securities is not sustained with sufficient trading volume, you may have limited or no ability to sell your securities.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, then the price and trading volume of our Common Stock could decline.

The trading markets for our Common Stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Analysts who previously covered us in the past have since ceased publishing research or reports about us. If any analysts who cover us in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Public Warrants would likely decline. If any analyst covering our company in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and Public Warrants to decline.

There is no guarantee that the Public Warrants or Private Placement Warrants will ever be in the money, and they may expire worthless.

The exercise price of our Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $11.50 per warrant. Upon exercise, the exercise price of the Warrants and the number of shares of Common Stock issuable shall be adjusted 1-for-6, the same ratio as the reverse stock split that was effective as of July 5, 2023. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

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

As of March 31, 2024, there were 20,549,453 Warrants outstanding. Each whole Warrant entitles the holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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
3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2021).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1+**	Amended and Restated Outside Director Compensation Policy of the Company.
10.2+

Employment Agreement, dated January 11, 2024, between the Company, Sarcos Corp. and Matthew Vogt (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024).

10.3+

Employment Agreement, dated January 17, 2024, between the Company, Sarcos Corp. and Benjamin G. Wolff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.4+

Peterson Offer Letter, dated January 17, 2024, between the Company, Sarcos Corp. and Laura Peterson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.5+

Employment Agreement, dated March 5, 2024, among Trevor Thatcher, Sarcos Corp., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.6+**	Employment Agreement Amendment, dated March 28, 2024, among Denis Garagic, Sarcos Corp., and the Company.
10.7+**	Employment Agreement Amendment, dated March 28, 2024, among Stephen Sonne, Sarcos Corp., and the Company.
10.8+

Separation Agreement and Release, dated as of March 14, 2024, among the Company, Sarcos Corp. and Andrew Hamer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

10.9+**	Retention Bonus Letter Agreement, dated January 19, 2024, among Denis Garagic, Sarcos Corp., and the Company.
10.10+**	Retention Bonus Letter Agreement, dated January 19, 2024, among Andrew Hamer, Sarcos Corp., and the Company.
10.11+**	Retention Bonus Letter Agreement, dated January 19, 2024, among Stephen Sonne, Sarcos Corp., and the Company.
10.12+**	Retention Bonus Letter Agreement, dated March 19, 2024, among Matthew Vogt, Sarcos Corp., and the Company.
10.13+**	Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Denis Garagic.
10.14+**	Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Stephen Sonne.
10.15+**	Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Trevor Thatcher.
10.16+**	Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Matthew Vogt.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith.

*** The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palladyne AI Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALLADYNE AI CORP.

Date: May 8, 2024	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)