Form 10-Q
period 2024-06-30
Palladyne AI Corp.
filed 2024-08-07
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 23, 2024, the registrant had 26.8 million shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

•
We are an early stage company with a history of losses and are likely to incur losses, which could be significant, for the foreseeable future.
•
Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our prior hardware-centric industrial robotics solutions, we made the decision in late 2023 to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.
•
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.
•
We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.
•
We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.
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
•
We have no previous history with our licensing sales model.
•
Important assumptions about market demand, pricing, adoption rates and sales cycles for our software products may be inaccurate.
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
•
We use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and subject us to possible litigation.

•
We believe our business and prospects depend significantly on our ability to build an effective brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management’s decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
•
If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our software products successfully.
•
We may be unable to adequately control the costs associated with our operations in order to achieve profitability.
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
•
Our Common Stock and Warrants are subject to potential delisting from The Nasdaq Global Market in the event we do not meet Nasdaq’s continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and Warrants.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$25,831	$23,139
Marketable securities	—	15,947
Accounts receivable	500	555
Unbilled receivables	2,317	2,034
Inventories	—	1,065
Prepaid expenses and other current assets	1,884	2,323
Total current assets	30,532	45,063
Property and equipment, net	4,605	4,842
Operating lease assets	9,476	10,092
Other non-current assets	501	429
Total assets	$45,114	$60,426
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$410	$1,291
Accrued liabilities	2,994	5,805
Current operating lease liabilities	1,312	1,360
Total current liabilities	4,716	8,456
Operating lease liabilities	10,426	11,036
Other non-current liabilities	161	29
Total liabilities	15,303	19,521
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of June 30, 2024, and December 31, 2023; 26,769,694 and 25,877,865 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	460,574	459,113
Accumulated other comprehensive income	—	3
Accumulated deficit	(430,766)	(418,214)
Total stockholders’ equity	29,811	40,905
Total liabilities and stockholders’ equity	$45,114	$60,426

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$2,713	$1,277	$6,154	$3,573
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	569	943	2,455	2,729
Research and development	2,348	11,706	5,243	21,109
General and administrative	4,291	8,252	9,416	17,987
Sales and marketing	1,380	4,410	2,185	8,151
Intangible amortization expense	—	819	—	1,638
Asset write-down and restructuring	(88)	5,106	(5)	5,106
Total operating expenses	8,500	31,236	19,294	56,720
Loss from operations	(5,787)	(29,959)	(13,140)	(53,147)
Interest income, net	346	874	718	1,973
Gain (loss) on warrant liability	116	439	(132)	3
Other income (loss), net	2	(11)	2	1,038
Loss before income tax expense	(5,323)	(28,657)	(12,552)	(50,133)
Income tax expense	—	(3)	—	(3)
Net loss	$(5,323)	$(28,660)	$(12,552)	$(50,136)
Net loss per share
Basic and diluted	$(0.20)	$(1.12)	$(0.48)	$(1.97)
Weighted-average shares used in computing net loss per share
Basic and diluted	26,622,924	25,512,057	25,938,483	25,491,654

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,323)	$(28,660)	$(12,552)	$(50,136)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments	1	(54)	(3)	5
Total other comprehensive income (loss)	1	(54)	(3)	5
Comprehensive loss	$(5,322)	$(28,714)	$(12,555)	$(50,131)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued under equity award plans	7,204	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(2,170)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	25,713,553	$3	$449,784	$42	$(324,097)	$125,732
Stock-based compensation	—	—	2,070	—	—	2,070
Common stock issued under equity award plans	151,327	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(22,991)	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(28,660)	(28,660)
Balance at June 30, 2023	25,841,889	$3	$451,815	$(12)	$(352,757)	$99,049

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201
Stock-based compensation	—	—	958	—	—	958
Common stock issued under equity award plans	198,127	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(15,200)	—	(30)	—	—	(30)
Exercise of stock options	34,195	—	4	—	—	4
Other comprehensive gain	—	—	—	1	—	1
Net loss	—	—	—	—	(5,323)	(5,323)
Balance at June 30, 2024	26,769,694	$3	$460,574	$—	$(430,766)	$29,811

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,552)	$(50,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,529	4,734
Depreciation of property and equipment	404	843
Amortization of intangible assets	—	1,638
Change in fair value of warrant liability	132	(3)
Amortization of investment discount	(56)	(1,365)
Asset write-down	—	5,106
Changes in operating assets and liabilities:
Accounts receivable	55	586
Unbilled receivable	(283)	2,634
Inventories	1,065	(4,588)
Prepaid expenses and other current assets	438	1,420
Other non-current assets	544	615
Accounts payable	(844)	1,005
Accrued liabilities	(2,855)	(1,823)
Other liabilities	(610)	(651)
Net cash used in operating activities	(13,033)	(39,985)
Cash flows from investing activities:
Purchases of property and equipment	(205)	(673)
Purchases of marketable securities	—	(48,872)
Maturities of marketable securities	16,000	80,000
Net cash provided by investing activities	15,795	30,455
Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Shares repurchased for payment of tax withholdings	(72)	(61)
Payment of obligations under capital leases	(2)	(2)
Net cash used in financing activities	(70)	(63)
Net increase (decrease) in cash, cash equivalents	2,692	(9,593)
Cash and cash equivalents at beginning of period	23,139	35,159
Cash and cash equivalents at end of period	$25,831	$25,566
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$3
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$—	$12

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

The condensed consolidated financial statements as of June 30, 2024, are unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $25.8 million as of June 30, 2024, compared to $39.1 million as of December 31, 2023. The Company has historically incurred losses and negative cash flows from operations. As of June 30, 2024, the Company also had an accumulated deficit of approximately $430.8 million and working capital of $25.8 million.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and six months ended June 30, 2024 and 2023, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Product Development Contract Revenue	$2,713	$1,274	$3,595	$3,570
Product Revenue	—	3	2,559	3
Revenue, net	$2,713	$1,277	$6,154	$3,573

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of June 30, 2024 and December 31, 2023, are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2023	$555	$2,034	$50	$1	$75
Increase/(decrease), net	(55)	283	2	(1)	(75)
Ending Balance as of June 30, 2024	$500	$2,317	$52	$—	$—

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three and six months ended June 30, 2024, the Company recognized all of the deferred revenue which existed at December 31, 2023. There was no deferred revenue as of December 31, 2022.

Remaining Performance Obligations

As of June 30, 2024, the Company had backlog, or revenue related to remaining performance obligations, of $1.5 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$13,917	$—	$—	$13,917
Total assets	$13,917	$—	$—	$13,917

Liabilities:
Warrant liability	$—	$161	$—	$161
Total liabilities	$—	$161	$—	$161

	As of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,973	$—	$—	$4,973
Marketable securities:
U.S. treasury securities	15,947	—	—	15,947
Total assets	$20,920	$—	$—	$20,920

Liabilities:
Warrant liability	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

As of June 30, 2024, the Company held $13.9 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of June 30, 2024 and December 31, 2023, inventories, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Finished goods, net	$—	$1,065
Total inventories	$—	$1,065

Prepaid Expenses and Other Current Assets

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Prepaid insurance	$474	$873
Software	968	1,028
Other prepaid expenses and assets	442	422
Total prepaid expenses and other current assets	$1,884	$2,323

Property and Equipment, Net

As of June 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Robotics and manufacturing equipment	$1,016	$1,841
Leasehold improvements	3,927	4,458
Computer equipment	1,278	1,729
Financed leased computer equipment	19	19
Software	36	44
Furniture and fixtures, and other fixed assets	1,003	1,018
Construction in progress	68	—
Property and equipment, gross	7,347	9,109
Accumulated depreciation	(2,742)	(4,267)
Property and equipment, net	$4,605	$4,842

Depreciation expenses were $0.2 million and $0.4 million, for the three months ended June 30, 2024 and 2023, respectively. Depreciation expenses were $0.4 million and $0.8 million, for the six months ended June 30, 2024 and 2023, respectively.

Accrued Liabilities

As of June 30, 2024 and December 31, 2023, accrued liabilities consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Payroll and related costs	$2,069	$3,913
Contract restructuring accrual	—	506
Legal services accrual	78	547
Other accrued expenses and current liabilities	847	839
Total accrued liabilities	$2,994	$5,805

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of June 30, 2024, there remained 4,687,500 Earn-Out Shares potentially issuable.

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

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company’s Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of June 30, 2024, there were 20,549,453 Warrants outstanding.

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

6. Stock-based Compensation

2021 Stock Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) provides stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARS”) and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of June 30, 2024, 2.0 million shares were available to grant under the 2021 Plan.

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

Stock Option Activity

The following summarizes the Company’s stock option activity for the six months ended June 30, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Granted	470,000	1.82
Exercised	(34,195)	0.12		—
Cancelled	(1,705,546)	11.41
Outstanding – June 30, 2024	1,575,343	$1.80	7.3	$200
Exercisable – December 31, 2023	1,250,104	$11.62	5.0	$91
Exercisable – June 30, 2024	587,831	$1.78	4.4	$177

Option Repricing

On April 17, 2024, the Company amended certain options to purchase 753,551 shares of the Company’s common stock. All of the options subject to the amendments had exercise prices that exceeded the value of the Company’s common stock on the amendment date.

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

The total incremental fair value to be recognized as a result of the amendments was $0.2 million. The incremental fair value attributable to the vested options of $0.1 million was recognized as stock-based compensation expense during the three and six months ended June 30, 2024. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service periods.

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the six months ended June 30, 2024:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	1,180,115	$4.49
Granted	1,544,319	1.00
Released	(271,094)	3.46
Cancelled	(695,426)	3.91
Outstanding – June 30, 2024	1,757,914	$1.81

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the six months ended June 30, 2024:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	—	$—
Granted	625,000	$0.59
Outstanding – June 30, 2024	625,000	$0.59

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$25	$31	$7	$38
Research and development	74	377	32	587
Sales and marketing	244	306	284	513
General and administrative	615	1,356	1,206	3,596
Total stock-based compensation expense	$958	$2,070	$1,529	$4,734

As of June 30, 2024, there was approximately $5.5 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.7 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(5,323)	$(28,660)	$(12,552)	$(50,136)
Denominator:
Weighted average shares outstanding, basic and diluted	26,622,924	25,512,057	25,938,483	25,491,654
Basic and diluted net loss per share	$(0.20)	$(1.12)	$(0.48)	$(1.97)
Anti-dilutive securities, excluded	12,070,666	13,389,271	12,070,666	13,389,271

Basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended June 30, 2024 and 2023, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

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

The Company had no significant income tax expense for the three and six months ended June 30, 2024 and 2023. The provision for income taxes for the three months ended June 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

9. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of June 30, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable.

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

The Company’s revenue is derived primarily from U.S. customers. The Company had $0.2 and $0.9 million of revenue earned from customers located outside the United States during the three and six months ended June 30, 2023, respectively.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to successfully pivot our business pursuant to our strategy to focus on the development of our full-stack, closed-loop autonomy software platform (“AI/ML Software Platform”);
•
our ability to develop and sell our AI/ML Software Platform and the capabilities and functionality of our AI/ML Software Platform;
•
nature and size of the markets that we are targeting;
•
our software product roadmaps, including expected timing of new product releases and target markets;
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

We are developing two products based on our AI/ML Software Platform. The first, Palladyne IQ, is being developed for use with both stationary industrial robots and cobots, and the second, Palladyne Pilot, is being developed for use with mobile robotic platforms such as drones and unmanned ground vehicles. We have developed a minimal viable product (MVP) version (i.e., a version of the product that is capable of performing the minimal functions necessary but that does not have all the features of and has not been fully tested, debugged or refined into our planned product for general commercial release) of Palladyne IQ for customer evaluation and trials, and we are now in the process of testing, fixing bugs and adding additional features and capabilities in advance of the expected commercial launch of the product during the second half of 2024. We are regularly providing customer demos of our Palladyne IQ product at our facilities and, in June 2024, we had our first trial of Palladyne IQ at a customer location. We have recently begun another onsite trial at a major automotive manufacturer. We expect to continue customer trials throughout the second half of 2024 and to begin generating revenues from commercial customers in 2025.

We are following a similar process with our Palladyne Pilot product and expect to have the MVP version ready for customer trials during the second half of 2024 and a commercial product ready for release in the first quarter of 2025. We recently completed a customer trial of an early version of Palladyne Pilot.

We have U.S. government revenue-generating contracts related to various aspects of our AI/ML Software Platform and our Palladyne IQ and Palladyne Pilot products. As scheduled to date, we have timely met all the development milestones associated with these contracts and recognized revenue based on work completed.

Although to date we have met our key AI/ML Software Platform product development timelines and government contract milestones on schedule, we may not be able to do so in the future and our current expectations regarding the timing or success of customer trials, product release, revenues, features and related matters may be delayed or may not occur. Please see Part II Item 1A Risk Factors for a discussion of the risks related to these activities, in particular those discussed under “Risks Related to our Business”.

As a result of our refined strategy, we reorganized our operations to focus on this AI/ML Software Platform opportunity and are taking or have taken actions to reduce costs, including our 2023 RIFs (as defined below) and winding down substantially all of our operations in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategic decision-making see Part II Item 1A Risk Factors “Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we made the decision to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.”

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our AI/ML Software Products

We currently expect to derive commercial licensing revenues from Palladyne IQ and Palladyne Pilot beginning in 2025. We expect to continue commercialization efforts, internal testing and customer trials for both products throughout the second half of 2024. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay of the anticipated commercial launch of one or both of our products, which would adversely affect our financial condition and operating results.

Financing of Operations

Prior to commercialization, we must complete the development and testing of our AI/ML Software Platform. As a result, we will use our cash on hand to develop our software platform and fund operations as we seek to commercialize and achieve revenue from our products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop a commercial version of our software platform prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase. In addition, we have taken and continue to take numerous steps to manage our use of cash. For example, on July 12, 2023 (the “July 2023 RIF”), and on November 14, 2023 (the “November 2023 RIF,” and together with the July 2023 RIF, the “2023 RIFs”), we announced reductions in force intended to further conserve our cash resources and manage operating expenses. The majority of the cash payments related to the expenses from the July 2023 RIF were paid out during the third quarter of 2023. The majority of the cash payments related to the November 2023 RIF were paid out during the fourth quarter of 2023 and the first quarter of 2024. The November 2023 RIF was substantially completed in the first quarter of 2024. We continued to incur expenses associated with winding down our hardware-centric business in the second quarter of 2024. We believe we have sufficient liquidity to operate for at least the next twelve months without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML Software Platform will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and result in the need to raise additional capital sooner than expected. We will continue to carefully evaluate our use of cash as we pursue our AI/ML Software Platform opportunity.

Customer Demand

Although demand for AI/ML platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. The market demand for our software platform is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. While we believe that our AI/ML Software Platform will provide significant benefits and return on investment to customers, we are dependent on customers who are willing to adopt, purchase, and implement new technologies and products. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our AI/ML Software Platform, our business, results of operations and financial condition will be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and 2023

Revenue, Net

The following table presents our revenue for the three months ended June 30, 2024, and 2023, respectively:

	Three Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$2,713	$1,274	$1,439	113%
Product Revenue	—	3	(3)	(100)%
Revenue, net	$2,713	$1,277	$1,436	112%

Revenue increased by $1.4 million, or 112%, from $1.3 million for the three months ended June 30, 2023, to $2.7 million for the three months ended June 30, 2024, as explained below.

Product Development Contract Revenue

Product development contract revenue increased by $1.4 million, or 113%, from $1.3 million for the three months ended June 30, 2023, to $2.7 million for the three months ended June 30, 2024. The increase was primarily due to the progress made on and completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts.

For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts under our refined sales and product development strategy. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales was not significant for the three months ended June 30, 2023 or the three months ended June 30, 2024.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$569	$943	$(374)	(40)%
Research and development	2,348	11,706	(9,358)	(80)%
General and administrative	4,291	8,252	(3,961)	(48)%
Sales and marketing	1,380	4,410	(3,030)	(69)%
Intangible amortization expense	—	819	(819)	(100)%
Asset write-down and restructuring	(88)	5,106	(5,194)	(102)%
Total operating expenses	$8,500	$31,236	$(22,736)	(73)%

Cost of Revenue

Cost of revenue decreased by $0.4 million, or 40%, from $0.9 million for the three months ended June 30, 2023, to $0.6 million for the three months ended June 30, 2024. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development due to contract mix during the three months ended June 30, 2024 as compared to the prior year period.

Research and Development

Research and development expense decreased by $9.4 million, or 80% from $11.7 million for the three months ended June 30, 2023, to $2.3 million for the three months ended June 30, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs.

General and Administrative

General and administrative expense decreased by $4.0 million, or 48%, from $8.3 million for the three months ended June 30, 2023, to $4.3 million for the three months ended June 30, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs.

Sales and Marketing

Sales and marketing expense decreased by $3.0 million, or 69%, from $4.4 million for the three months ended June 30, 2023, to $1.4 million for the three months ended June 30, 2024. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services and decreased events and public relations expenses.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $5.1 million for the three months ended June 30, 2023, as a result of the prior year product development reprioritization. There were no significant asset write-down and restructuring costs for the three months ended June 30, 2024.

Other Income

The following table presents other income for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other income
Interest income, net	$346	$874	$(528)	(60)%
Gain on warrant liability	116	439	(323)	(74)%
Other income (loss), net	2	(11)	13	(118)%
Total other income	$464	$1,302	$(838)	(64)%

Other income decreased by $0.8 million for the three months ended June 30, 2024 as compared to the prior year period, primarily as a result of decreased interest income from our investments in marketable securities due to the reduction in invested funds during the current year period and the decrease in unrealized mark-to-market gain on our outstanding private placement warrants.

Provision for Income Taxes

We had no significant income tax expense for the three months ended June 30, 2024 and 2023. The provision for income taxes for the three months ended June 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Six Months Ended June 30, 2024, and 2023

Revenue, Net

The following table presents our revenue for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$3,595	$3,570	$25	1%
Product Revenue	2,559	3	2,556	85,200%
Revenue, net	$6,154	$3,573	$2,581	72%

Revenue increased by $2.6 million, or 72%, from $3.6 million for the six months ended June 30, 2023, to $6.2 million for the six months ended June 30, 2024, as explained below.

Product Development Contract Revenue

Product development contract revenue was flat for the six months ended June 30, 2024 and 2023. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts under our refined sales and product development strategy. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales increased by $2.6 million, from the six months ended June 30, 2023. The increase was primarily due to legacy product sales during the six months ended June 30, 2024.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$2,455	$2,729	$(274)	(10)%
Research and development	5,243	21,109	(15,866)	(75)%
General and administrative	9,416	17,987	(8,571)	(48)%
Sales and marketing	2,185	8,151	(5,966)	(73)%
Intangible amortization expense	—	1,638	(1,638)	(100)%
Asset write-down and restructuring	(5)	5,106	(5,111)	(100)%
Total operating expenses	$19,294	$56,720	$(37,426)	(66)%

Cost of Revenue

Cost of revenue decreased by $0.3 million, or 10%, from $2.7 million for the six months ended June 30, 2023, to $2.5 million for the six months ended June 30, 2024. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development due to contract mix, partially offset by increased product costs associated with our product revenue during the six months ended June 30, 2024.

Research and Development

Research and development expense decreased by $15.9 million, or 75% from $21.1 million for the six months ended June 30, 2023, to $5.2 million for the six months ended June 30, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs.

General and Administrative

General and administrative expense decreased by $8.6 million, or 48%, from $18.0 million for the six months ended June 30, 2023, to $9.4 million for the six months ended June 30, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs.

Sales and Marketing

Sales and marketing expense decreased by $6.0 million, or 73%, from $8.2 million for the six months ended June 30, 2023, to $2.2 million for the six months ended June 30, 2024. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services, labor and labor related expenses due to the 2023 RIFs and decreased events and public relations expenses.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $5.1 million for the six months ended June 30, 2023, as a result of the prior year product development reprioritization. There were no significant asset write-down and restructuring costs for the six months ended June 30, 2024.

Other Income

The following table presents other income for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other income
Interest income, net	$718	$1,973	$(1,255)	(64)%
(Loss) gain on warrant liability	(132)	3	(135)	(4,500)%
Other income, net	2	1,038	(1,036)	(100)%
Total other income	$588	$3,014	$(2,426)	(80)%

Other income decreased by $2.4 million for the six months ended June 30, 2024 as compared to the prior year period, primarily as a result of decreased interest income from our investments in marketable securities due to the reduction in invested funds during the current year period and employee retention credit refunds received in the prior year period.

Provision for Income Taxes

We had no significant income tax expense for the six months ended June 30, 2024 and 2023. The provision for income taxes for the six months ended June 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of June 30, 2024, was $1.5 million, $0.4 million of which was funded and $1.1 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $11.4 million as of June 30, 2024.

Liquidity and Capital Resources

We currently use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. As of June 30, 2024, we had $25.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to develop and deliver our commercial AI/ML Software Platform and thereby recognize associated revenue and capital requirements to develop our commercial AI/ML Software Platform prior to receiving payments sufficient to cover our costs. Any delays in the successful commercialization of our software products will negatively impact our ability to generate revenue, profitability, overall operating performance and ability to continue operations.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(13,033)	$(39,985)	$26,952	(67)%
Net cash provided by investing activities	15,795	30,455	(14,660)	(48)%
Net cash used in financing activities	(70)	(63)	(7)	11%
Net increase (decrease) in cash, cash equivalents	$2,692	$(9,593)	$12,285	(128)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2024 decreased by $27.0 million to $13.0 million from $40.0 million during the same period in 2023. The decrease to net cash used in operating activities was primarily attributable to a $37.6 million decrease to net loss, which was driven by the 2023 RIFs, partially offset by a net decrease of $8.9 million in non-cash expenses driven mainly by decreased asset write-downs, stock-based compensation and amortization of intangible assets. Additionally, net cash used in operating activities related to changes in operating assets and liabilities increased by $1.7 million, driven mainly by decreases in current liabilities.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities during the six months ended June 30, 2024 decreased by $14.7 million. The decrease in cash provided by investing activities is predominantly due to the $31.1 million of maturities of marketable securities, net of purchases during the six months ended June 30, 2023, as compared to the $16.0 million of maturities of marketable securities and no purchases of marketable securities, during the six months ended June 30, 2024.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the six months ended June 30, 2024, was flat as compared to the six months ended June 30, 2023.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are an early stage company with a history of losses and are likely to incur losses, which could be significant, for the foreseeable future.

We incurred a net loss of $12.6 million for the six months ended June 30, 2024, and a net loss of $115.6 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $430.8 million. We believe that we are likely to continue to incur operating and net losses, which could be significant, for the foreseeable future. Our shift in product development and commercialization strategy to focus on our AI/ML Software Platform has affected the timing of expected revenue and has made forecasting our quarterly and annual results more challenging. Even if we are able to successfully develop our AI/ML Software Platform and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Software Platform and our ability to lower costs, none of which may occur.

We are likely to continue to incur losses in future periods as we:

•
continue to design, develop and begin to commercialize our AI/ML Software Platform and related products;
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

Because we will incur costs and expenses from these efforts before we receive incremental revenue with respect thereto and because we are still developing our AI/ML Software Platform and related products, we expect to incur losses in future periods, which could be significant, until we start to achieve significant software licensing revenue. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses and affect our ability to continue operations. We may have to obtain additional capital from external sources, and additional financing may not be available when needed or that, if available, may not be available on terms favorable to us or to our stockholders. See “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our prior hardware-centric industrial robotics solutions, we made the decision in late 2023 to focus on our AI/ML Software Platform product and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and, as a result, we have in the past and may in the future forgo or delay pursuit of opportunities with product candidates that might have had greater commercial potential or a greater likelihood of success. For example, on November 14, 2023, we announced a pivot in strategy to suspend our efforts to bring our hardware products to market and instead focus our resources and efforts on the development of our commercial AI/ML Software Platform and a related significant reduction in force. After continued analysis of our business and careful consideration of our hardware product’s development costs and market opportunity, and of our available resources, we concluded that focusing on our AI/ML Software Platform met our goal of pursuing significant near-term revenue tied to acute customer needs and would reduce our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Moreover, we may be unable to monetize assets relating to discontinued products or further reduce expenses.

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

As we develop and commercialize our AI/ML Software Platform, we may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, security, safety, competition and consumer protection, which may delay or impede the development of our AI/ML Software Platform, increase our operating costs, require significant management time and attention or otherwise harm our business. As a result of these or other factors, our product strategy may not be successful in the foreseeable future, or at all, which would adversely affect our business, reputation, or financial results.

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

We had negative cash flow from operating activities of $76.6 million and $65.4 million for the years ended December 31, 2023 and 2022, respectively, and negative cash flow from operating activities of $13.0 million for the six months ended June 30, 2024. We expect to continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our AI/ML Software Platform, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also will at times require significant amounts of working capital to support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations.

We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products or platforms and may not be able to do so efficiently or effectively or at all. Further, we have historically been unsuccessful in our efforts to commercialize our hardware products. Moreover, commercialization may be delayed due to the challenges discussed under “Commercialization of our AI/ML Software Platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.” A key element of our long-term business strategy involves sales, marketing, training and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our AI/ML Software Platform. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Commercialization of our AI/ML Software Platform may be delayed beyond our current expectations and therefore initial availability to customers and receipt of anticipated revenue could be delayed.

We are focusing our efforts on the development and commercialization of our AI/ML Software Platform. If product testing, production or customer use demonstrate that our AI/ML Software Platform does not deliver the performance, reliability, functionality and/or safety that we or our potential customers expect, commercial release and availability to customers may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our product, adversely affecting our results of operations and financial condition.

Moreover, our current estimates for completion of our AI/ML Software Platform development efforts and the commencement of sales to potential customers are dependent in part on our ability to hire and retain qualified employees. We have seen a significant increase in personnel costs in recent years due to shortages of qualified personnel in the labor market and general inflationary pressures. If we are unable to recruit and retain employees as needed to complete the development of and commercialize our AI/ML Software Platform, we may be unable to do so in a timely basis or at all.

In addition, geopolitical events and macro-economic conditions, such as the continuing effects of the COVID-19 pandemic, the current conflicts between Russia and Ukraine and between Israel and Hamas , inflation and high interest rates, and responses thereto have contributed to price increases. If we are unable to develop and commercialize our AI/ML Software Platform in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Over recent years we have experienced, and we continue to experience, these challenges, which have negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Our anticipated revenues are expected to be primarily derived from the development and licensing of our AI/ML Software Platform for the foreseeable future.

If we are successful in commercializing our AI/ML Software Platform, our revenue will be concentrated in related products for the foreseeable future. We will need to continue to develop our platform and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML Software Platform does not meet customer expectations, or cannot be completed or released on its projected timelines and in line with cost targets, our future revenue, operating results and financial condition will be adversely affected.

Our AI/ML Software Platform and related products are still under development and any issues in the development and use of our platform or products may result in reputational harm or liability.

We are in the process of developing our AI/ML Software Platform and related products, and any issues in the development of our platform or products may result in reputational harm or liability. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

With our AI/ML Software Platform still under development, customer trials and discussions may not result in purchases.

Our AI/ML Software Platform is still under development. At present, we have revenue generating contracts with U.S. government customers related to various aspects of our AI/ML Software Platform, but no commercial customers. Our AI/ML Software Platform contains advanced software and control technologies that we have developed over many years. The design of our software products are significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our software platform, customers who initially expressed an interest in our software products during the design phase may not ever purchase the software. If we cannot commercialize our AI/ML Software Platform on our expected schedule, if the AI/ML Software Platform does not offer our potential customers the features, functionality and return on investment that they expect, and/or if potential customers are not willing to pay for our software products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

Although we began initial customer testing in June 2024, we have limited knowledge of the customer testing that will be required for customers to ultimately adopt our software platform. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our platform to reflect customer feedback successfully or at all. If customers who initially express an interest in our software platform and influenced its design ultimately do not license our AI/ML Software platform, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Software Platform, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development to meet demand, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient license revenue for our software platform, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Software Platform, our ability to commercialize the platform, our financial viability, or our business prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Software Platform, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Software Platform and applications similar to the ones we are developing is relatively new and evolving. We are developing our AI/ML Software Platform to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our AI/ML Software Platform, our sales might not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our AI/ML Software Platform as too costly or discretionary. Moreover, market acceptance of our AI/ML Software Platform is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our AI/ML Software Platform, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our AI/ML Software Platform before we exhaust our financial resources, we may need to cease business operations. See “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

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

We must continue to meet changing expectations and requirements of our customers. Any failure of our platform to operate effectively with future software, such as third-party robotic operating systems and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our platform or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our platform or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our platform or if we fail to introduce new applications to market in a timely fashion, our AI/ML Software Platform might become less marketable, less competitive or obsolete, our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

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

We have no previous history with our licensing sales model.

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

Important assumptions about market demand, pricing, adoption rates and sales cycles for our software products may be inaccurate.

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

Our commercial AI/ML Software Platform and related products are under development and have not been commercially used by customers. Our software platform may not perform consistent with customers’ expectations or consistent with other products which may be or may become available. Any failure of our software platform to perform as expected could harm our reputation and result in adverse publicity, lost revenue, license cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

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

A portion of our revenue is currently and will continue to be generated by contracts with government entities, which make us subject to a number of uncertainties, challenges and risks.

Contracts with government entities are subject to a number of risks. Such relationships can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also, see “We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.”

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.

The AI/ML and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software platform as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Software Platform will compete (both directly and indirectly) with companies such as Covariant, Dexterity, Formic, GrayMatter Robotics, Intrinsic, Liquid AI, Mujin and Rapid Robotics. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI Software Platform rather than a fully competitive solution.

While we view industrial robotics and cobot manufacturers such as ABB, Fanuc, Kuka, Universal Robots and Yasakawa, large system integrators such as Honeywell, Reply, and Rockwell Automation, and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our software platform, we also recognize that these companies may emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

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

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our software products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of software products or technologies provided by any of our competitors with whom they may have an existing relationship. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be adversely affected.

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

We have developed an MVP version of our Palladyne IQ product and expect to have an MVP version of our Palladyne Pilot product in the second half of 2024. We also make iterative improvements throughout the development process. If we fail to adequately communicate to customers product improvements throughout the development process, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our software platform. If we fail to generate demand by developing a software platform that incorporates features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, limited release testing, and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our software platform, or to purchase competitors’ products. Even if we are able to successfully develop our software platform when anticipated, we may not produce sales in excess of the costs of development, and our software platform may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our software platform, which would adversely affect our business, prospects, financial condition and operating results.

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

The design, development and marketing of our AI/ML Software Platform involve certain inherent risks. Real or perceived Defects, connectivity issues, unanticipated or unintended use of our software platform, user errors or inadequate disclosure of risks relating to the use of our software platform, among others, can lead to injury, property damage or other adverse events. We plan to conduct extensive testing of our software platform, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the systems and solutions to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML Software Platform, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our software platform could include significant injuries or even death. To the extent that Defects or connectivity issues are discovered during or after the development of the platform, we may experience delays in the development and/or sale of the platform while the issues are resolved. If the issues cannot be adequately resolved, production of the platform may not occur and/or resume.

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

Third-party systems that may in the future use our AI/ML Software Platform contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our software platform is used as designed and intended, customers may not operate complex third-party systems that use our platform safely and effectively. In addition, we cannot predict all the ways in which the use or misuse of our platform can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our platform in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

We use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and subject us to possible litigation.

Our AI/ML Software Platform incorporates “open source” software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

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

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result and to reflect our AI/ML Software Platform, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, including increased marketing activities, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2023, we pivoted our business to focus on the development of our commercial AI/ML Software Platform in lieu of hardware products. We concluded this strategy met our goal of pursuing significant near-term revenue tied to acute customer needs and would reduce our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our software products successfully.

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

We may be unable to adequately control the costs associated with our operations in order to achieve profitability.

We will require significant capital to develop and grow our business, including developing our commercial AI/ML Software Platform, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software platform and general and administrative expenses. Although the RIFs and other cost-saving measures have significantly reduced expenses, the amount of savings may not be as much as we expect or take longer to achieve than expected. Some of the factors that may lead to cost increases or reduced cost decreases are outside of our control, such as national or global geopolitical and economic conditions, including inflation and interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software platform. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to complete the design and development of our software platform to meet customer needs and identify and investigate new areas of demand and successfully market our software products, but also on our ability to sell our AI/ML Software Platform at a price needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software platform in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

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

We maintain a limited set of suppliers for the minimal hardware components that will be offered with our AI/ML Software Platform. We expect most of our suppliers to be based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our software products, coupled with our belief that our AI/ML Software Platform represents a significant technology advancement, means we have limited to no historical data on the demand for our software platform. In addition, we expect our expenses to continue to be significant in the foreseeable future as we complete the development and launch of our commercial software platform, and that our level of cash usage will be significantly affected by customer demand for our platform. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance our expenses and capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

Additional financing may not be available to us when we need it or it may not be available on favorable terms. Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends.

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

We have experienced and may continue to experience changes in our senior management team. For example, Benjamin G. Wolff rejoined the Company’s executive team as President and Chief Executive Officer effective February 23, 2024. In connection with this change in management, there have been changes to the Company’s operations and there may be additional changes in the future. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent RIFs. Any inability to successfully manage these transitions could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed, specifically AI/ML software engineers. Because of the innovative and advanced nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we may need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Integrating new employees can also cause disruptions to processes, projects, culture, priorities and the Company as a whole. We face intense competition for experienced and highly skilled employees, specifically AI/ML software engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Further, in connection with our recent RIFs, we have reorganized our operations, which has resulted in some employees having different reporting relationships, team members or responsibilities, which could result in delays or other operational difficulties as employees become accustomed to the new organizational structure. Our recent RIFs may also cause us to experience increased difficulty attracting and retaining highly qualified personnel. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or not perform as well as they did in the past, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the AI/ML software and robotics fields than some other major metropolitan areas. In addition, as part of the pivot in strategy announced on November 14, 2023 to focus on our AI/ML Software Platform, we closed our facility in Pittsburgh, Pennsylvania and may no longer be able to attract highly skilled employees in that location. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design and launch our software products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC ("Nasdaq"). Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more difficult and more expensive for us to obtain director and officer liability insurance and we have incurred substantially higher costs to obtain appropriate coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Legal Claims and Regulatory Compliance

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplement by, the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security, which in many cases are similar to the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable or for which we decide not to seek a patent by entering into confidentiality and intellectual property assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants or service providers may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license and we are unable to use them, it could adversely affect our business and profitability.

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
•
failure to comply with Nasdaq listing requirements (see “Our Common Stock and Warrants are subject to potential delisting from The Nasdaq Global Market in the event we do not meet Nasdaq’s continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and Warrants”);
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

Our Common Stock and Warrants are subject to potential delisting from The Nasdaq Global Market in the event we do not meet Nasdaq's continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and Warrants.

Our listing on the Nasdaq Global Market is contingent upon meeting all the continued listing requirements of the Nasdaq Global Market, including a minimum market value of $15 million, a minimum bid price of $1.00 per share for our Common Stock and timely filing requirements of all required periodic reports with the SEC.

On January 23, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for the previous 30 consecutive business days, we did not comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market, and that we had until July 22, 2023 to regain such compliance. To do so, our Board of Directors and stockholders approved a 1-for-6 reverse stock split after which we regained compliance with Nasdaq’s continued listing requirements.

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

Although we were able to regain compliance with the minimum bid price requirement within Nasdaq's automatic compliance period each time we received notice of non-compliance, if our stock price declines we could again fail to comply with this requirement and may not be able to regain compliance. In the event we again become out of compliance with the minimum bid price requirement or if we were to become out of compliance with the other listing requirements and we were not able to regain compliance with requirements for continued listing on Nasdaq, we may transfer to and commence trading on the OTC Markets. Shares traded on the OTC Markets generally have lower trading volumes, fewer market makers, higher trading volatility and wider spreads between bid and ask quotations than shares traded on major national exchanges such as Nasdaq. The OTC Markets are also less regulated than a major exchange like Nasdaq, and typically require less stringent corporate governance requirements. If our Common Stock or Warrants become delisted from Nasdaq for any reason and are quoted on the OTC Markets such as OTCQX, OTCQB or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, stockholders would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our Common Stock, reduce institutional investor interest in us, and may increase the volatility of our Common Stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which may harm our ability to raise capital through alternative financing sources on terms acceptable to us, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price. If an active trading market for our securities is not sustained with sufficient trading volume, you may have limited or no ability to sell your securities.

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

As of June 30, 2024, there were 20,549,453 Warrants outstanding. Each whole Warrant entitles the holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Denis Garagic (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2024).

10.2+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Stephen Sonne (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2024).

10.3+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Trevor Thatcher (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2024).

10.4+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Matthew Vogt (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2024).

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

+ Indicates management contract or compensatory plan.

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

PALLADYNE AI CORP.

Date: August 7, 2024	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)