Form 10-Q
period 2024-09-30
Palladyne AI Corp.
filed 2024-11-13
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 30,112,399 shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A Risk Factors of this Report. The following is a summary of the principal risks we face:

•
We are an early stage company with a history of losses and are likely to incur losses, which could be significant, for the foreseeable future.
•
Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our prior hardware-centric industrial robotics solutions, we made the decision in late 2023 to focus on our AI/ML Software Platform and related products and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.
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
•
Successful commercialization of our AI/ML Software Platform and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed.
•
Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML Software Platform-related products for the foreseeable future.
•
Any issues in the development and use of our AI/ML Software Platform or related products, or issues in products developed by others, may result in reputational harm or liability.
•
Our AI/ML Software Platform and related products are new technologies, and the timing and magnitude of revenues from customers is uncertain. If we cannot successfully commercialize our AI/ML Software Platform and related products on our expected schedule, if the platform does not offer our potential customers the features, functionality and return on investment that they expect, and/or if potential customers are not willing to pay for our software products at the license rates that we currently expect, our ability to generate material revenues will be materially impaired.
•
If we are not able to generate material revenues from our software products before we exhaust our financial resources, we may need to cease business operations.
•
We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.
•
We have no previous history with our licensing sales model.
•
Important assumptions about market demand, pricing, adoption rates and sales cycles for our software products may be inaccurate.
•
Our Palladyne IQ product requires certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.
•
We may not be able to complete or enhance our product offerings through our research and development efforts.

•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, “Defects”) in our AI/ML Software Platform and related products, failure of our AI/ML Software Platform and related products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
•
We use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and related products and subject us to possible litigation.
•
We believe our business and prospects depend significantly on our ability to build an effective brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform and related products. We believe that our previous inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly.
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
•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Software Platform and related products, and we may never reach profitability and/or achieve significant or any revenues.
•
Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.
•
Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in all anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues (including from development contracts), product demand and other factors.
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to design and commercialize our AI/ML Software Platform and related products, operate our business and compete could be harmed.
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
•
We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Software Platform and related products or to the providing of customer service, and a failure to comply with such regulations could lead to delays in launching our platform and/or withdrawal of our platform from the market, delay our projected revenues, increase costs and/or make our business unviable if we are unable to modify our software products to comply.
•
Our Common Stock and Warrants are subject to potential delisting from The Nasdaq Global Market in the event we do not meet Nasdaq’s continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and Warrants.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$21,328	$23,139
Marketable securities	—	15,947
Accounts receivable	618	555
Unbilled receivables	1,579	2,034
Inventories	—	1,065
Prepaid expenses and other current assets	1,173	2,323
Total current assets	24,698	45,063
Property and equipment, net	4,410	4,842
Operating lease assets	9,160	10,092
Other non-current assets	470	429
Total assets	$38,738	$60,426
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$178	$1,291
Accrued liabilities	3,546	5,805
Current operating lease liabilities	1,196	1,360
Total current liabilities	4,920	8,456
Operating lease liabilities	10,193	11,036
Other non-current liabilities	204	29
Total liabilities	15,317	19,521
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of September 30, 2024, and December 31, 2023; 26,863,965 and 25,877,865 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	461,280	459,113
Accumulated other comprehensive income	—	3
Accumulated deficit	(437,862)	(418,214)
Total stockholders’ equity	23,421	40,905
Total liabilities and stockholders’ equity	$38,738	$60,426

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$871	$1,827	$7,025	$5,400
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	479	1,222	2,934	3,951
Research and development	2,582	10,011	7,825	31,120
General and administrative	3,965	7,557	13,381	25,544
Sales and marketing	1,331	1,750	3,516	9,901
Intangible amortization expense	—	819	—	2,457
Asset write-down and restructuring	(187)	11,222	(192)	16,328
Total operating expenses	8,170	32,581	27,464	89,301
Loss from operations	(7,299)	(30,754)	(20,439)	(83,901)
Interest income, net	249	806	967	2,779
(Loss) gain on warrant liability	(43)	96	(175)	99
Other income, net	—	871	2	1,909
Loss before income tax expense	(7,093)	(28,981)	(19,645)	(79,114)
Income tax expense	(3)	—	(3)	(3)
Net loss	$(7,096)	$(28,981)	$(19,648)	$(79,117)
Net loss per share
Basic and diluted	$(0.27)	$(1.13)	$(0.76)	$(3.09)
Weighted-average shares used in computing net loss per share
Basic and diluted	26,177,413	25,706,023	26,018,708	25,563,895

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,096)	$(28,981)	$(19,648)	$(79,117)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments	—	14	(3)	19
Total other comprehensive income (loss)	—	14	(3)	19
Comprehensive loss	$(7,096)	$(28,967)	$(19,651)	$(79,098)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	2,664	—	—	2,664
Common stock issued under equity award plans	7,204	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(2,170)	—	35	—	—	35
Other comprehensive gain	—	—	—	59	—	59
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2023	25,713,553	$3	$449,784	$42	$(324,097)	$125,732
Stock-based compensation	—	—	2,070	—	—	2,070
Common stock issued under equity award plans	151,327	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(22,991)	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(28,660)	(28,660)
Balance at June 30, 2023	25,841,889	$3	$451,815	$(12)	$(352,757)	$99,049
Stock-based compensation	—	—	6,074	—	—	6,074
Common stock issued under equity award plans	19,751	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(10,808)	—	(1)	—	—	(1)
Other comprehensive gain	—	—	—	14	—	14
Net loss	—	—	—	—	(28,981)	(28,981)
Balance at September 30, 2023	25,850,832	$3	$457,888	$2	$(381,738)	$76,155

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201
Stock-based compensation	—	—	958	—	—	958
Common stock issued under equity award plans	198,127	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(15,200)	—	(30)	—	—	(30)
Exercise of stock options	34,195	—	4	—	—	4
Other comprehensive gain	—	—	—	1	—	1
Net loss	—	—	—	—	(5,323)	(5,323)
Balance at June 30, 2024	26,769,694	$3	$460,574	$—	$(430,766)	$29,811
Stock-based compensation	—	—	698	—	—	698
Common stock issued under equity award plans	26,851	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(8,107)	—	(12)	—	—	(12)
Exercise of stock options	75,527	—	20	—	—	20
Net loss	—	—	—	—	(7,096)	(7,096)
Balance at September 30, 2024	26,863,965	$3	$461,280	$—	$(437,862)	$23,421

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,648)	$(79,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,227	10,808
Depreciation of property and equipment	612	1,261
Amortization of intangible assets	—	2,457
Change in fair value of warrant liability	175	(99)
Amortization of investment discount	(56)	(1,833)
Asset write-down	—	10,827
Changes in operating assets and liabilities:
Accounts receivable	(63)	465
Unbilled receivable	455	2,547
Inventories	1,065	(7,169)
Prepaid expenses and other current assets	1,150	2,343
Other non-current assets	891	930
Accounts payable	(1,076)	(1,525)
Accrued liabilities and other current liabilities	(2,420)	(1,021)
Other liabilities	(843)	(997)
Net cash used in operating activities	(17,531)	(60,123)
Cash flows from investing activities:
Purchases of property and equipment	(217)	(1,033)
Purchases of marketable securities	—	(58,622)
Maturities of marketable securities	16,000	120,000
Net cash provided by investing activities	15,783	60,345
Cash flows from financing activities:
Proceeds from exercise of stock options	24	—
Shares repurchased for payment of tax withholdings	(84)	(68)
Payment of obligations under capital leases	(3)	(3)
Net cash used in financing activities	(63)	(71)
Net (decrease) increase in cash, cash equivalents	(1,811)	151
Cash and cash equivalents at beginning of period	23,139	35,159
Cash and cash equivalents at end of period	$21,328	$35,310
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$3

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

The condensed consolidated financial statements as of September 30, 2024, are unaudited. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $21.3 million as of September 30, 2024, compared to $39.1 million as of December 31, 2023. The Company has incurred losses and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of September 30, 2024, the Company had an accumulated deficit of approximately $437.9 million and working capital of $19.8 million.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Product Development Contract Revenue	$764	$1,044	$4,359	$4,614
Product Revenue	107	783	2,666	786
Revenue, net	$871	$1,827	$7,025	$5,400

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of September 30, 2024 and December 31, 2023, are as follows:

(In thousands)	Accounts receivable	Unbilled receivable	Contract assets (current)	Contract assets (long-term)	Deferred revenue (current)
Ending Balance as of December 31, 2023	$555	$2,034	$50	$1	$75
Increase/(decrease), net	63	(455)	(24)	(1)	(75)
Ending Balance as of September 30, 2024	$618	$1,579	$26	$—	$—

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three and nine months ended September 30, 2024, the Company recognized all of the deferred revenue which existed at December 31, 2023. There was no deferred revenue as of December 31, 2022.

Remaining Performance Obligations

As of September 30, 2024, the Company had backlog, or revenue related to remaining performance obligations, of $3.7 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$3,000	$—	$—	$3,000
Total assets	$3,000	$—	$—	$3,000

Liabilities:
Warrant liability	$—	$204	$—	$204
Total liabilities	$—	$204	$—	$204

	As of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,973	$—	$—	$4,973
Marketable securities:
U.S. treasury securities	15,947	—	—	15,947
Total assets	$20,920	$—	$—	$20,920

Liabilities:
Warrant liability	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

As of September 30, 2024, the Company held $3.0 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of September 30, 2024 and December 31, 2023, inventories, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Finished goods, net	$—	$1,065
Total inventories	$—	$1,065

Prepaid Expenses and Other Current Assets

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Prepaid insurance	$110	$873
Software	740	1,028
Other prepaid expenses and assets	323	422
Total prepaid expenses and other current assets	$1,173	$2,323

Property and Equipment, Net

As of September 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Robotics and manufacturing equipment	$1,097	$1,841
Leasehold improvements	3,927	4,458
Computer equipment	1,269	1,729
Financed leased computer equipment	19	19
Software	36	44
Furniture and fixtures, and other fixed assets	1,003	1,018
Property and equipment, gross	7,351	9,109
Accumulated depreciation	(2,941)	(4,267)
Property and equipment, net	$4,410	$4,842

Depreciation expenses were $0.2 million and $0.5 million, for the three months ended September 30, 2024 and 2023, respectively. Depreciation expenses were $0.6 million and $1.3 million, for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Liabilities

As of September 30, 2024 and December 31, 2023, accrued liabilities consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Payroll and related costs	$2,733	$3,913
Contract restructuring accrual	—	506
Legal services accrual	149	547
Other accrued expenses and current liabilities	664	839
Total accrued liabilities	$3,546	$5,805

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company’s condensed consolidated balance sheets. As of September 30, 2024, there remained 4,687,500 Earn-Out Shares potentially issuable.

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

Each whole Warrant entitles the registered holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement (the “Warrant Agreement”) entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of the Company’s Common Stock. The Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of September 30, 2024, there were 20,549,453 Warrants outstanding.

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

6. Stock-based Compensation

2021 Stock Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) provides stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARS”) and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (i) 5.0 million shares of Common Stock of the Company plus (ii) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 2.1 million shares of Common Stock. As of September 30, 2024, 2.0 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

We have adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”) with an effective date of December 15, 2024, to reserve 500,000 shares of Common Stock to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 15, 2024, 500,000 shares of Common Stock will be available to grant under the Inducement Plan.

As of September 30, 2024, no stock-based compensation expense has been incurred in respect of the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. As of September 30, 2024, no offering periods have commenced and no shares have been issued under the ESPP.

We will commence offerings under the ESPP beginning with the first offering to begin in December 2024. Offering periods are generally to be six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is to be 85% of the lesser of the fair market value of the Common Stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the offering period.

As of September 30, 2024, no stock-based compensation expense has been incurred in respect of the ESPP.

Stock Option Activity

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Granted	555,000	1.77
Exercised	(109,722)	0.22		164
Cancelled	(1,746,065)	11.22
Outstanding – September 30, 2024	1,544,297	$1.82	7.5	$307
Exercisable – December 31, 2023	1,250,104	$11.62	5.0	$91
Exercisable – September 30, 2024	511,120	$1.89	4.8	$146

Option Repricing

On April 17, 2024, the Company amended certain options to purchase 773,551 shares of the Company’s Common Stock. All of the options subject to the amendments had exercise prices that exceeded the value of the Company’s Common Stock on the amendment date.

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

The other set of amendments applied to options to purchase an aggregate of 547,881 shares held by other eligible current employees and service providers of the Company with an exercise price per share greater than the New Exercise Price. These amendments reduced the per share exercise price of affected options to the New Exercise Price, which is equal to the closing price of the Company’s Common Stock on April 17, 2024, the effective date of the amendments. No other terms of such options were modified.

The total incremental fair value to be recognized as a result of the amendments was $0.2 million. The incremental fair value attributable to the vested options of $0.1 million was recognized as stock-based compensation expense during the nine months ended September 30, 2024. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service periods.

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	1,180,115	$4.49
Granted	1,544,319	1.00
Released	(297,945)	3.79
Cancelled	(700,797)	3.95
Outstanding – September 30, 2024	1,725,692	$1.71

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the nine months ended September 30, 2024:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	—	$—
Granted	625,000	$0.59
Outstanding – September 30, 2024	625,000	$0.59

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$11	$32	$18	$70
Research and development	40	323	72	910
Sales and marketing	209	149	493	662
General and administrative	438	1,175	1,644	4,771
Asset write-down and restructuring	—	4,395	—	4,395
Total stock-based compensation expense	$698	$6,074	$2,227	$10,808

As of September 30, 2024, there was approximately $4.8 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(7,096)	$(28,981)	$(19,648)	$(79,117)
Denominator:
Weighted average shares outstanding, basic and diluted	26,177,413	25,706,023	26,018,708	25,563,895
Basic and diluted net loss per share	$(0.27)	$(1.13)	$(0.76)	$(3.09)
Anti-dilutive securities, excluded	12,007,398	12,473,978	12,007,398	12,473,978

Basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended September 30, 2024 and 2023, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

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

The Company had no significant income tax expense for the three and nine months ended September 30, 2024 and 2023. The provision for income taxes for the three months ended September 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

9. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of September 30, 2024 and December 31, 2023, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable.

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

The Company’s revenue is derived primarily from U.S. customers. The Company had $1.1 million and $2.0 million of revenue earned from customers located outside the United States during the three and nine months ended September 30, 2023, respectively.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

11. Subsequent Events

On October 31, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company agreed to (a) issue and sell 2,790,700 shares of Common Stock in a registered offering and (b) issue and sell warrants to purchase up to 2,790,700 shares of Common Stock in a private placement. Each share was sold with one common warrant at a combined purchase price of $2.15.

Also on October 31, 2024, the Company entered into a separate Securities Purchase Agreement with the Company’s Chief Executive Officer and certain other members of the Board of Directors in which it agreed to issue and sell in a private placement (a) 430,105 shares of Common Stock at a price of $2.20 per share and (b) warrants to purchase up to 430,105 shares of Common stock at a price of $0.125 per warrant. The Company will receive approximately $7 million in gross proceeds from the Registered Offering and private placements combined.

All warrants issued in conjunction with these offerings have an exercise price of $2.30 per share, will become exercisable six months from issuance and will expire five and one-half years from the date of issuance. The transactions closed on November 1, 2024.

A.G.P. / Alliance Global Partners acted as the placement agent in connection with the Registered Offering and the private placements. A.G.P. was paid a commission of 7% on the gross proceeds received by the Company in the offerings for sales they arranged. The Company reimbursed A.G.P. $50,000 for certain fees and expenses, including legal fees, and paid a non-accountable expense allowance of $10,000.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to successfully pivot our business pursuant to our strategy to focus on the development of our full-stack, closed-loop autonomy software platform (“AI/ML Software Platform”) and related products;
•
our ability to develop and sell our AI/ML Software Platform and related products and the capabilities and functionality of our AI/ML Software Platform and related products
•
our expected timeline for commercial release of our products and receipt of corresponding revenues;
•
nature and size of the markets that we are targeting;
•
our software product roadmaps, including expected timing of new product releases and target markets;
•
our ability to respond to rapid technological changes;
•
competition from existing or future businesses and technologies and the potential advantages of our products as compared to competitors;
•
our ability to manage our growth and expenses;
•
our ability to comply with evolving laws and regulations applicable to our business;
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
•
our ability to implement contingency plans to further limit operations and reduce costs and/or seek additional financing should licensing revenues not materialize in time or sufficient amount to support our operations;
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

Overview

Our mission is to deliver software to our customers that enhances the utility and functionality of third-party stationary and mobile robotic systems by enabling these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Software Platform is designed with artificial intelligence, or AI, and machine learning, or ML, technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations “on the edge” (i.e., on the robotic system) without extensive programming and with minimal robot training. We believe this “human-like” ability to learn and adapt will be a key differentiator in helping our customers maintain optimal productivity in dynamic or unstructured environments, where new situations and unexpected challenges are more likely to cause delays and costly downtime. Our value proposition is further enhanced relative to other competitive solutions because robotic systems using our AI/ML Software Platform are not required to be continuously connected to the cloud for our software to function, thereby reducing the performance issues associated with poor connectivity and latency typically associated with processing in the cloud. Our approach also reduces the expense typically associated with transmitting large amounts of data to and from the cloud.

As a pioneer in the robotic systems industry, we benefit from lessons learned over 30-plus years, as well as significant investment in our internal research and development efforts. Software has been an integral part of our development efforts over the years. Our vision for our AI/ML Software Platform began in 2017 as a foundational technology to enhance training for the autonomous operation of our own internally developed hardware solutions and progressed to our first contract with the U.S. Department of Defense to develop our CYTAR (Cybernetic Training for Autonomous Robots) AI/ML platform in 2019. We have since continued to develop our AI/ML software both for the U.S. Department of Defense and in connection with our development of commercial robotic systems.

We designed our AI/ML Software Platform to be hardware agnostic in order to be compatible with most industrial robots being sold today and to support specific types of commercially available robots with additional development and the necessary application programming interface (API). The AI/ML Software Platform is designed to enable robotic systems to perform tasks that involve variations in the environment and the objects being manipulated by the robot. Specifically, our AI/ML Software Platform incorporates internal and external environmental inputs that allow robots to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can expedite robot training, expand the tasks that a robot can perform, reduce costly workflow stoppages, mitigate downtimes and reduce human labor requirements.

Our AI/ML Software Platform is the foundation for our first two software products. The first, Palladyne IQ, has been developed for use with both stationary industrial robots and cobots, and the second, Palladyne Pilot, is being developed for use with mobile robotic platforms such as drones and unmanned ground vehicles.

We released the initial commercial version of our Palladyne IQ product on October 1, 2024 on schedule, and expect to release the initial commercial version of Palladyne Pilot by the end of the first quarter of 2025. The initial commercial version of our Palladyne IQ product continues to undergo reliability testing, debugging and other stabilizing improvements as we continue internal testing and learn from customer trials. We have conducted and continue to conduct customer trials of Palladyne IQ, and we expect more trials to begin throughout the remainder of 2024. We expect to begin generating revenues from commercial customers of Palladyne IQ in 2025. We expect to have the MVP version (i.e., a version of the product that is capable of performing the minimal functions necessary but that does not have all the features of and has not been fully tested, debugged or refined into our planned product for general commercial release) of Palladyne Pilot ready for customer trials by the end of 2024 and a commercial product ready for release by the end of the first quarter of 2025. We recently completed a customer trial of an early version of Palladyne Pilot on stationary devices.

We have U.S. government revenue-generating contracts related to various aspects of our AI/ML Software Platform and our Palladyne IQ and Palladyne Pilot products. As scheduled to date, we have timely met all the development milestones associated with these contracts and recognized revenue based on work completed.

Although to date we have met our key AI/ML Software Platform and related products' product development timelines and government contract milestones on schedule, we may not be able to do so in the future and our current expectations regarding the timing or success of customer trials, product release, revenues, features and related matters may be delayed or may not occur. Please see Part II Item 1A Risk Factors for a discussion of the risks related to these activities, in particular those discussed under “Risks Related to our Business”.

As a result of our business evaluation and refined product strategy announced in 2023, we reorganized our operations to focus on this AI/ML Software Platform opportunity and are taking or have taken actions to reduce costs, including our 2023 RIFs (as defined below) and winding down substantially all of our operations in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategic decision-making see Part II Item 1A Risk Factors “Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our hardware-centric industrial robotics solutions, we made the decision to focus on our AI/ML Software Platform and related products and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.”

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our AI/ML Software Products

We currently expect to derive commercial licensing revenues from Palladyne IQ and Palladyne Pilot beginning in 2025. We expect to continue commercialization efforts, internal testing and customer trials for both products for the remainder of 2024. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

Financing of Operations

We intend to use our cash on hand to continue to enhance our software platform and products, conduct product development activities, pursue marketing and sales opportunities and fund operations as we seek to commercialize and achieve revenue from our products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop and sell products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase.

We have taken and continue to take numerous steps to manage our use of cash. For example, on July 12, 2023 (the “July 2023 RIF”), and on November 14, 2023 (the “November 2023 RIF,” and together with the July 2023 RIF, the “2023 RIFs”), we announced reductions in force intended to further conserve our cash resources and manage operating expenses. The majority of the cash payments related to the expenses from the July 2023 RIF were paid out during the third quarter of 2023. The majority of the cash payments related to the November 2023 RIF were paid out during the fourth quarter of 2023 and the first quarter of 2024. On October 31, 2024 we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements.

We believe we have sufficient liquidity to operate for at least the next 12 months without the need to raise additional capital. However, we may need to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML Software Platform will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and result in the need to raise additional capital sooner than expected. We will continue to carefully evaluate our use of cash as we pursue our AI/ML Software Platform opportunity.

Any delays in the successful commercialization and sales of our products will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and result in the need to raise additional capital sooner than expected. We will continue to carefully evaluate our use of cash as we pursue our AI/ML Software Platform opportunity.

Customer Demand

Although demand for AI/ML platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. The market demand for our software products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. While we believe that our AI/ML Software Platform and related products will provide significant benefits and return on investment to customers, we are dependent on customers who are willing to adopt, purchase, and implement new technologies and products. If customer demand does not develop as expected or we do not accurately forecast pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development in our proprietary technologies. Through our previous hardware development efforts, we developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Software Platform and related products. We believe our financial performance is dependent on our ability to successfully develop and commercialize our advanced AI/ML technologies and related products. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for and sell our products. If we fail to do this, our market and financial position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software products and the budgets of our customers and their expected return-on-investment from the purchase of a license for our software product. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

Comparison of the Three Months Ended September 30, 2024, and 2023

Revenue, Net

The following table presents our revenue for the three months ended September 30, 2024, and 2023, respectively:

	Three Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$764	$1,044	$(280)	(27)%
Product Revenue	107	783	(676)	(86)%
Revenue, net	$871	$1,827	$(956)	(52)%

Revenue decreased by $1.0 million, or 52%, from $1.8 million for the three months ended September 30, 2023, to $0.9 million for the three months ended September 30, 2024, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $0.3 million, or 27%, from $1.0 million for the three months ended September 30, 2023, to $0.8 million for the three months ended September 30, 2024. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales decreased by $0.7 million, or 86%, from $0.8 million for the three months ended September 30, 2023, to $0.1 million for the three months ended September 30, 2024. The decrease was due to fluctuations in legacy hardware product sales.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$479	$1,222	$(743)	(61)%
Research and development	2,582	10,011	(7,429)	(74)%
General and administrative	3,965	7,557	(3,592)	(48)%
Sales and marketing	1,331	1,750	(419)	(24)%
Intangible amortization expense	—	819	(819)	(100)%
Asset write-down and restructuring	(187)	11,222	(11,409)	(102)%
Total operating expenses	$8,170	$32,581	$(24,411)	(75)%

Cost of Revenue

Cost of revenue decreased by $0.7 million, or 61%, from $1.2 million for the three months ended September 30, 2023, to $0.5 million for the three months ended September 30, 2024. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development contracts due to contract mix during the three months ended September 30, 2024 as compared to the prior year period.

Research and Development

Research and development expense decreased by $7.4 million, or 74% from $10.0 million for the three months ended September 30, 2023, to $2.6 million for the three months ended September 30, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs.

General and Administrative

General and administrative expense decreased by $3.6 million, or 48%, from $7.6 million for the three months ended September 30, 2023, to $4.0 million for the three months ended September 30, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs.

Sales and Marketing

Sales and marketing expense decreased by $0.4 million, or 24%, from $1.8 million for the three months ended September 30, 2023, to $1.3 million for the three months ended September 30, 2024. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services and decreased events and public relations expenses.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $11.2 million for the three months ended September 30, 2023, as a result of the prior year product development reprioritization and the 2023 RIFs. There were no significant asset write-down and restructuring costs for the three months ended September 30, 2024.

Other Income

The following table presents other income for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other income
Interest income, net	$249	$806	$(557)	(69)%
(Loss) gain on warrant liability	(43)	96	(139)	(145)%
Other income, net	—	871	(871)	(100)%
Total other income	$206	$1,773	$(1,567)	(88)%

Other income decreased by $1.6 million for the three months ended September 30, 2024 as compared to the prior year period, primarily as a result of decreased other income related to the employee retention credit refund received during the prior year period and decreased interest income from our investments in marketable securities due to the reduction in invested funds during the current year period.

Provision for Income Taxes

We had no significant income tax expense for the three months ended September 30, 2024 and 2023. The provision for income taxes for the three months ended September 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Nine Months Ended September 30, 2024, and 2023

Revenue, Net

The following table presents our revenue for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$4,359	$4,614	$(255)	(6)%
Product Revenue	2,666	786	1,880	239%
Revenue, net	$7,025	$5,400	$1,625	30%

Revenue increased by $1.6 million, or 30%, from $5.4 million for the nine months ended September 30, 2023, to $7.0 million for the nine months ended September 30, 2024, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $0.3 million, or 6%, from $4.6 million for the nine months ended September 30, 2023, to $4.4 million for the nine months ended September 30, 2024. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Software Platform development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales increased by $1.9 million, from the nine months ended September 30, 2023. The increase was primarily due to fluctuations in legacy hardware product sales.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$2,934	$3,951	$(1,017)	(26)%
Research and development	7,825	31,120	(23,295)	(75)%
General and administrative	13,381	25,544	(12,163)	(48)%
Sales and marketing	3,516	9,901	(6,385)	(64)%
Intangible amortization expense	—	2,457	(2,457)	(100)%
Asset write-down and restructuring	(192)	16,328	(16,520)	(101)%
Total operating expenses	$27,464	$89,301	$(61,837)	(69)%

Cost of Revenue

Cost of revenue decreased by $1.0 million, or 26%, from $4.0 million for the nine months ended September 30, 2023, to $2.9 million for the nine months ended September 30, 2024. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development contracts due to contract mix, partially offset by increased product costs associated with our product revenue during the nine months ended September 30, 2024.

Research and Development

Research and development expense decreased by $23.3 million, or 75% from $31.1 million for the nine months ended September 30, 2023, to $7.8 million for the nine months ended September 30, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs.

General and Administrative

General and administrative expense decreased by $12.2 million, or 48%, from $25.5 million for the nine months ended September 30, 2023, to $13.4 million for the nine months ended September 30, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs.

Sales and Marketing

Sales and marketing expense decreased by $6.4 million, or 64%, from $9.9 million for the nine months ended September 30, 2023, to $3.5 million for the nine months ended September 30, 2024. This decrease was driven by a decrease in professional service fees related to third-party platform expense utilized in data management of our products and services, labor and labor related expenses due to the 2023 RIFs and decreased events and public relations expenses.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $16.3 million for the nine months ended September 30, 2023, as a result of the prior year product development reprioritization. There were no significant asset write-down and restructuring costs for the nine months ended September 30, 2024.

Other Income

The following table presents other income for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other income
Interest income, net	$967	$2,779	$(1,812)	(65)%
(Loss) gain on warrant liability	(175)	99	(274)	(277)%
Other income, net	2	1,909	(1,907)	(100)%
Total other income	$794	$4,787	$(3,993)	(83)%

Other income decreased by $4.0 million for the nine months ended September 30, 2024 as compared to the prior year period, primarily as a result of employee retention credit refunds received in the prior year period and decreased interest income from our investments in marketable securities due to the reduction in invested funds during the current year period.

Provision for Income Taxes

We had no significant income tax expense for the nine months ended September 30, 2024 and 2023. The provision for income taxes for the nine months ended September 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of September 30, 2024, was $3.7 million, $2.7 million of which was funded and $1.0 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $10.6 million as of September 30, 2024.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $21.3 million as of September 30, 2024, compared to $39.1 million as of December 31, 2023. We have incurred losses and negative cash flows from operations since inception and are likely to continue to incur losses and negative cash flows from operations in the near term. As of September 30, 2024, we had an accumulated deficit of approximately $437.9 million and working capital of $19.8 million. On October 31, 2024, we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

We released the initial commercial version of our Palladyne IQ product on October 1, 2024, on schedule, and expect to release the initial commercial version of Palladyne Pilot at the end of the first quarter of 2025. The initial commercial version of our Palladyne IQ product continues to undergo reliability testing, debugging and other stabilizing improvements as we continue internal testing and learn from customer trials. Customer trials of Palladyne IQ are ongoing, and we do not yet have sufficient feedback from customers to be able to predict the duration of the sales cycle or the timing, amount and growth rate of revenues associated with the Palladyne IQ product.

Our primary use of cash is for operations and administrative activities including employee-related expenses and general, operating and overhead expenses. While we do not have any debt, we do have a long-term lease for our facilities in Salt Lake City, Utah. Future capital requirements will depend on many factors, including the timing and extent of development efforts, the expansion and results of sales and marketing activities, the sales cycle for our products, customer acquisition and revenue growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of our products.

We have taken many steps to reduce our use of cash, including suspending our hardware product development efforts and focusing those efforts on our AI/ML Software Platform and products derived from our AI/ML Software Platform, two reductions in force announced in 2023 and the closure of our operations in Pittsburgh, Pennsylvania. We plan to use our existing capital to complete the development of the initial commercial version of our Palladyne Pilot product and conduct sales and marketing efforts for both Palladyne IQ and Palladyne Pilot, as well as continue product development efforts for the next versions of our products. However, we are developing contingency plans to further limit operations and reduce costs and/or seek additional financing should product revenues not materialize or not materialize in time or sufficient amount to support our operations.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to release and license our commercial products and thereby recognize associated revenue and capital requirements to conduct marketing and sales activities prior to receiving payments sufficient to cover our costs. Any delays in the successful commercialization of our software products will negatively impact our ability to generate revenue, profitability, overall operating performance, financial condition and ability to continue operations. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

We may enter into arrangements to acquire or invest in complementary businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. In the event that additional financing is required from outside sources in connection with these arrangements, we may not be able to raise it on terms acceptable to us, or at all.

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the 2023 RIFs, and other related actions. However, we may need to seek additional financing, and we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists including in “at-the-market” equity offering programs. . Any delays in the successful commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part II Item 1A Risk Factors “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(17,531)	$(60,123)	$42,592	(71)%
Net cash provided by investing activities	15,783	60,345	(44,562)	(74)%
Net cash used in financing activities	(63)	(71)	8	(11)%
Net (decrease) increase in cash, cash equivalents	$(1,811)	$151	$(1,962)	(1,299)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2024 decreased by $42.6 million to $17.5 million from $60.1 million during the same period in 2023. The decrease to net cash used in operating activities was primarily attributable to a $59.5 million decrease to net loss, which was driven by the 2023 RIFs, partially offset by a net decrease of $20.5 million in non-cash expenses driven mainly by decreased asset write-downs, stock-based compensation and amortization of intangible assets. Additionally, net cash used in operating activities related to changes in operating assets and liabilities decreased by $3.6 million, driven mainly by increases in inventories during the nine months ended September 30, 2023.

Net Cash Provided by Investing Activities

Our net cash provided by investing activities during the nine months ended September 30, 2024 decreased by $44.6 million. The decrease in cash provided by investing activities is predominantly due to the $61.4 million of maturities of marketable securities, net of purchases during the nine months ended September 30, 2023, as compared to the $16.0 million of maturities of marketable securities and no purchases of marketable securities, during the nine months ended September 30, 2024.

Net Cash Used In Financing Activities

Our net cash used in financing activities during the nine months ended September 30, 2024, decreased 11% as compared to the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses and negative cash flows from operations since inception and are likely to continue to incur losses and negative cash flows from operations in the near term. We incurred a net loss of $19.6 million for the nine months ended September 30, 2024, and a net loss of $115.6 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $437.9 million and working capital of $19.8 million. We believe that we are likely to continue to incur operating and net losses, which could be significant, for the foreseeable future. Our shift in product development and commercialization strategy to focus on our AI/ML Software Platform and related products has affected the timing of expected revenue and has made forecasting our quarterly and annual results more challenging. Even if we are able to successfully develop our AI/ML Software Platform and related products and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Software Platform and related products and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

We are likely to continue to incur losses in future periods as we:

•
continue to design, develop and commercialize our AI/ML Software Platform and related products;
•
conduct our sales and marketing activities and develop our sales and customer service capabilities;
•
develop and expand our AI/ML Software Platform's technology infrastructure and cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these and other efforts before we receive significant licensing revenue, we expect to incur losses in future periods, which could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses and affect our ability to continue operations. We may have to obtain additional capital from external sources, and additional financing may not be available when needed or, if available, may not be available on terms favorable to us or to our stockholders. See “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Due to our limited resources and access to capital, and our failure to properly estimate the time and expense required to commercialize our prior hardware-centric industrial robotics solutions, we made the decision in late 2023 to focus on our AI/ML Software Platform and related products and to suspend the development and commercialization of our hardware products. These and future decisions about how to use our limited resources may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and, as a result, we have in the past and may in the future forgo or delay pursuit of opportunities with product candidates that might have had greater commercial potential or a greater likelihood of success. For example, on November 14, 2023, we announced a pivot in strategy to suspend our efforts to bring our hardware products to market and instead focus our resources and efforts on the development of our commercial AI/ML Software Platform and related products and a related significant reduction in force. After continued analysis of our business and careful consideration of our hardware product’s development costs and market opportunity, and of our available resources, we concluded that focusing on our AI/ML Software Platform and related products met our goal of pursuing significant near-term revenue tied to acute customer needs and would reduce our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Moreover, we may not be able to monetize all of the assets unrelated to our current business strategy.

The development of our software products is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts, and potential collaborations with other companies, developers, partners and other participants. Market acceptance of our software products is uncertain and we may need to change product features to meet customer needs. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have no experience with commercializing a software platform or software products, which may enable other companies to compete more effectively than us, and we may not be successful. We also may be unsuccessful in our research and product development efforts.

As we develop and commercialize our AI/ML Software Platform and related products, we may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, such as the European Union's Artificial Intelligence Act (the "AI Act"), including in the areas of privacy, security, safety, competition and consumer protection, which may delay or impede the development and commercialization of our AI/ML Software Platform and related products, increase our operating costs, require significant management time and attention or otherwise harm our business. As a result of these or other factors, our product strategy may not be successful in the foreseeable future, or at all, which would adversely affect our business, reputation, or financial results.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.

We are an early stage company, with no experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and success of commercial launch of our software products, the level of demand for our software products, the size of our target markets, the performance of our software platform and products, the utilization of the platform, product pricing and the nature and length of the sales cycle. However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $76.6 million and $65.4 million for the years ended December 31, 2023 and 2022, respectively, and negative cash flow from operating activities of $17.5 million for the nine months ended September 30, 2024. We expect to continue to have negative cash flow from operating and investing activities for the foreseeable future as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to commercialize our software products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses and are likely to incur losses, which could be significant, for the foreseeable future."

We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products or platforms and may not be able to do so efficiently or effectively or at all. Further, we have historically been unsuccessful in our efforts to commercialize our hardware products. Moreover, commercialization may be delayed due to the challenges discussed under "Successful commercialization of our AI/ML Software Platform and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." A key element of our long-term business strategy involves sales, marketing, training and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our software products. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Successful commercialization of our AI/ML Software Platform and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed.

We are focused on the development and commercialization of our AI/ML Software Platform and related products. If product testing or customer use demonstrate that our software products do not deliver the performance, reliability, functionality and/or safety that we or our potential customers expect, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition.

Moreover, our current estimates for completion of our Palladyne Pilot development efforts and the achievement of software product sales to potential customers are dependent in part on our ability to hire and retain qualified employees. We have seen a significant increase in personnel costs in recent years due to shortages of qualified personnel in the labor market and general inflationary pressures. If we are unable to recruit and retain employees as needed to complete the development of and commercialize our software products, we may be unable to do so in a timely manner or at all.

In addition, geopolitical events and macro-economic conditions, such as the current wars between Russia and Ukraine and in the middle east, inflation and high interest rates, and responses thereto have contributed to price increases. If we are unable to develop and commercialize our software products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Although to date we have met our primary software development milestones as scheduled, over recent years we experienced, and we continue to experience, these challenges, which have at times negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML Software Platform-related products for the foreseeable future.

If we are successful in commercializing our AI/ML Software Platform and related products, our revenue will be concentrated in licensing those software products for the foreseeable future. We will need to continue to enhance our platform, develop new capabilities and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML Software Platform and related products do not meet customer expectations, or cannot be completed or released on their projected timelines and in line with cost targets, our future revenue, operating results and financial condition will be adversely affected.

Any issues in the development and use of our AI/ML Software Platform or related products, or issues in products developed by others, may result in reputational harm or liability.

Any issues in the development or use of our AI/ML Software Platform or related products, or issues in products developed by others, may result in reputational harm or liability. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See

"Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

Our AI/ML Software Platform and related products are new technologies, and customer trials and discussions may not result in purchases.

Our AI/ML Software Platform and related products are new technologies. At present, we have revenue generating contracts with U.S. government customers related to various aspects of our AI/ML Software Platform and related products, but no commercial customers. Our software products contain advanced software and control technologies that we have developed over many years. The design of our software products are significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our software platform and products, customers who initially expressed an interest in our software platform and products during the design or testing phase may not ever purchase the software. If we cannot commercialize our AI/ML Software Platform and related products on our expected schedule, if our products do not offer our potential customers the features, functionality and return on investment that they expect, if potential customers are unwilling or hesitant to adopt new technologies and products such as ours and/or if potential customers are not willing to pay for our software products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

Although we began initial customer testing in June 2024, we continue to have limited knowledge of the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our software products and influenced their designs ultimately do not license our products, or if they adopt a competitors’ technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Software Platform and related products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient license revenue, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Software Platform and related products, our ability to commercialize the platform and related products, our financial viability, or our business prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Software Platform and related products and license our products, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Software Platform and related products and applications similar to the ones we are developing is relatively new and evolving. We are developing our software products to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our software products, our sales will not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our software products as too costly or discretionary. Moreover, market acceptance of our AI/ML Software Platform and related products is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our software products, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our software products before we exhaust our financial resources, we may need to cease business operations. See “We are an early stage company with a history of losses and are likely to incur losses, which could be significant, for the foreseeable future.” and “Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

If we are unable to successfully introduce and implement enhancements, new features or modifications to our AI/ML Software Platform and related products, our business would be harmed.

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

We must continue to meet changing expectations and requirements of our customers. Any failure of our platform to operate effectively with future software, such as third-party robotic operating systems and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our products or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our platform or products or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our platform or products or if we fail to introduce new applications to market in a timely fashion, our products might become less marketable, less competitive or obsolete, our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.

We have no previous history or experience commercializing software products and may not be able to do so efficiently or effectively or at all. To create and grow our customer base, we must license our software to new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our software products. In addition, we will incur marketing, sales and other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

We expect our AI/ML Software Platform and related products to be used with robots operating in a wide variety of environments and for a broad range of complex uses. Our success depends on our ability, and the ability of our customers, to implement our products successfully in these environments. Customer retention will also be largely dependent on the quality and effectiveness of our customer service operations, which may be handled internally by our personnel and also by third-party service providers. We expect that we will need to often assist our customers in implementing our software products. If we or our customers are unable to implement our products successfully, or are unable to do so in a timely manner, inadequate performance might result and customer perceptions of our platform, products and company might be impaired, our reputation and brand might suffer, we may face legal claims, customers might choose not to renew or expand the use of our platform and we might lose opportunities for additional sales.

We have no previous history with our licensing sales model.

We have no experience with licensing software as a business model. The success of our strategy to build recurring revenue streams through software licenses depends on our ability to successfully market our software platform and products and the benefits of our product to customers and to successfully develop a network of ongoing customers that maintain or renew their licenses, pay for upgrades, license additional functionality, or expand the use of the software within their robotic systems. The likelihood of our success must be considered in light of these risks, and our license model may not prove successful.

In addition, our competitors may offer different pricing models that may be more attractive to potential customers. We may be required to adjust our sales model in response to these changes, which could adversely affect our financial performance.

Important assumptions about market demand, pricing, adoption rates and sales cycles for our software products may be inaccurate.

Our decision to pivot our business strategy to focus on the development of our commercial AI/ML Software Platform was based in part on our estimates of the potential addressable market, pricing, adoption rates and sales cycles for our platform and related products. However, the market demand for our software platform and products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our software products or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our software products may not compete as effectively, if at all. If customer demand does not develop as expected, or if we do not accurately forecast pricing, adoption rates and sales cycles for our software products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

The benefits of our AI/ML Software Platform and related products to customers and projected return on investment have not been substantiated through customer use.

Although we are conducting customer trials for certain of our software products, our AI/ML Software Platform and related products have not been commercially used by customers. Our software platform and related products may not perform consistent with customers’ expectations or consistent with other products that may be or may become available. Any failure of our software platform and products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, license cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

We currently intend to target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our platform. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure customers from these or other businesses or we may be unable to generate meaningful revenue from these key potential customers. If our software products are not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

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

The AI/ML and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software platform and products as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Software Platform and related products will compete (both directly and indirectly) with companies such as Covariant, Dexterity, Formic, GrayMatter Robotics, Intrinsic, Liquid AI, Mujin and Rapid Robotics. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI Software Platform rather than a fully competitive solution.

While we view industrial robotics and cobot manufacturers such as ABB, Fanuc, Kawasaki, Kuka and Universal Robots, large system integrators such as Honeywell, Reply, and Rockwell Automation, and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our software platform and products, we also recognize that these companies may emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. Further, our products may not be competitive with other alternatives.

Our competitor base may change or expand as we continue to develop and commercialize software products in the future. Competitors may develop products that utilize advanced technology similar to ours (such as computer vision, AI and ML) in a more effective way, or new technologies or products that provide superior results to customers or are less expensive than our software products. Our technologies and products could be rendered obsolete by such developments.

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

Even after introduction of a commercial version of a product, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Our Palladyne IQ product is in the early stages of commercialization and our Palladyne Pilot product remains under development. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our products at all or within our currently expected timelines or available resources.

We released the initial commercial version of our Palladyne IQ product on October 1, 2024 on schedule, and expect to release the initial commercial version of Palladyne Pilot at the end of the first quarter of 2025. We also make iterative improvements throughout the development process and after commercial release. If we fail to adequately communicate to customers product improvements, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our software platform and products. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, release testing and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors’ products. Even if we are able to successfully develop our products when and as anticipated, we may not produce sales in excess of the costs of development, and our software platform and products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Operations & Growth

Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, "Defects") in our AI/ML Software Platform and related products, failure of our AI/ML Software Platform-related products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, development and marketing of our AI/ML Software Platform and related products involve certain inherent risks. Real or perceived Defects, connectivity issues, unanticipated or unintended use of our software platform and products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our software platform and products, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML Software Platform and related products, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our products could include significant injuries or even death. To the extent that Defects or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. If the issues cannot be adequately resolved, product sales may not occur and/or resume.

In addition, we may not be aware of design Defects until injury to person or property has occurred. Such adverse events could lead to safety alerts relating to our software platform and products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. Defects could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Complex software may frequently experience errors, especially when first introduced. Our products are complex and may experience errors or performance problems in the future. A failure of any part of our AI/ML Software Platform or related products could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular software maintenance, which may lead to downtime. Even if we are able to implement bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software products, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging defects in the design of our software platform and products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software platform or products. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims.

Even if our AI/ML Software Platform performs properly and our products are used as intended, if personal injuries occur while operating third-party products that use our AI/ML software, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that may in the future use our AI/ML Software Platform contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our software platform and products are used as designed and intended, customers may not operate complex third-party systems that use our platform safely and effectively. In addition, we cannot predict all the ways in which the use or misuse of our platform and products can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our platform and products in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

We use “open source” software, which could negatively affect our ability to offer our AI/ML Software Platform and related products and subject us to possible litigation.

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

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI/ML Software Platform and related products. We cannot guarantee that we will incorporate open source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Software Platform and related products.

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result and to reflect our focus on our AI/ML Software Platform, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, including increased marketing activities, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2023, we pivoted our business to focus on the development of our commercial AI/ML Software Platform and related products in lieu of hardware products. We concluded this strategy met our goal of pursuing significant near-term revenue tied to acute customer needs and would reduce our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results and ability to continue operations.

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
•
hiring and training new personnel;
•
commercializing our AI/ML Software Platform and related products;
•
forecasting revenue and implementing enterprise resource planning (ERP) systems;
•
entering into relationships with one or more third-party service providers or partners, including in relation to the development and commercialization of our AI/ML Software Platform and related products;
•
potentially carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;
•
expanding and enhancing internal information technology, safety and security systems;
•
establishing or expanding sales and customer service organizations;
•
conducting demonstrations and customer trials of our software products; and
•
implementing and enhancing administrative infrastructure, systems, controls and processes.

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

We will require significant capital to develop and grow our business, including successfully developing and commercializing our AI/ML Software Platform and related products, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software platform and products and general and administrative expenses. Although the RIFs and other cost-saving measures have significantly reduced expenses, it may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including inflation and interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software platform and products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our software platform and products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Software Platform and related products, and we may never reach profitability and/or achieve significant or any product revenues.

Our future growth depends on penetrating new markets, adapting our AI/ML Software Platform and products to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to design, develop, enhance, and commercialize our AI/ML Software Platform and related products. Our research and development program may not produce successful results or, be sufficient to adapt to new or changing technologies (such as AI), and our products may not achieve market acceptance, create meaningful or any revenue or become profitable.

Our Palladyne IQ product requires certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product. We expect most of our suppliers to be based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, and other calamities and force majeure events. Our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, cybersecurity incidents or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, which could significantly disrupt our operations. Additionally, depending upon any potential health pandemics, epidemics or outbreaks that may emerge, our potential customers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic adversely affected our ability to recruit skilled employees to join our team, conduct research and development activities and engage with development customers, and it or other similar events could do so again and may impede our product development timelines.

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

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our software products, coupled with our belief that our AI/ML Software Platform represents a significant technology advancement, means we have limited to no historical data on the demand for our software platform and products. In addition, we expect our expenses to continue to be significant in the foreseeable future as we continue development activities and bring our products to market, and that our level of cash usage will be significantly affected by customer demand for our platform. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance our expenses and capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

Our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in all anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We conducted two RIFs in 2023, one in July 2023, affecting approximately 24% of our workforce at the time, and another in November 2023, affecting approximately 70% of our workforce at the time. These and other efforts resulted in significant annualized cost savings. However, we may incur additional expenses not currently contemplated due to events associated with the RIFs or otherwise. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from the RIFs due to unforeseen difficulties, delays or unexpected costs, the cost savings we have achieved may not be sufficient and some cost savings may not be long-term, especially if our business grows. If we are unable to realize or sustain the expected operational efficiencies and cost savings from the RIFs and our other cost saving measures, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions, restructuring activities or other measures to reduce costs in the future. Furthermore, our initiatives to improve our cost structure, including the RIFs, may be disruptive to our operations. For example, our workforce reductions have resulted in and may continue to result in some attrition beyond planned staff reductions, and may lead to the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, pressure on our controls and processes and reduced employee morale. We may need to seek contractor support due to unwanted attrition at unplanned additional expense or harm our productivity. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees that are necessary to our operations among our remaining employees or to contractors, which could result in disruptions to our operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, and make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our software platform and products, which would adversely affect our business, financial condition, and results of operations.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues (including from development contracts), product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and release software products. Additionally, as we commercialize our AI/ML Software Platform and related products and/or enter into or complete government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our AI/ML Software Platform and related products to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our AI/ML Software Platform and related products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of our AI/ML Software Platform leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Software Platform development efforts and our business plan. If he were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and his departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development, or potentially an inability to successfully complete development of our AI/ML Software Platform and related products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our AI/ML Software Platform and related products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management.

We have experienced and may continue to experience changes in our senior management team. For example, Benjamin G. Wolff rejoined the Company’s executive team as President and Chief Executive Officer in February 2024. In connection with this change in management, there have been changes to the Company’s operations and there may be additional changes in the future. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Any inability to successfully manage these changes could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed, specifically AI/ML software engineers. Because of the innovative and advanced nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we may need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Integrating new employees can also cause disruptions to processes, projects, culture, priorities and the Company as a whole. We face intense competition for experienced and highly skilled employees, specifically AI/ML software engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Our recent RIFs and concerns about our financial condition may also cause us to experience increased difficulty attracting and retaining highly qualified personnel. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or not perform as well as they did in the past, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the AI/ML software and robotics fields than some other major metropolitan areas. In addition, as part of the pivot in strategy announced in November 2023 to focus on our AI/ML Software Platform, we closed our facility in Pittsburgh, Pennsylvania and may no longer be able to attract highly skilled employees in that location. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design and launch our software products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC ("Nasdaq"). Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more expensive for us to obtain appropriate director and officer liability insurance coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

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

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software platform or our ability to sell our software products. Governmental bodies have implemented laws and are considering further regulation of AI/ML technologies that could negatively impact our ability to use and develop platforms and products incorporating these technologies. For example, on October 30, 2023 the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security.

Additionally, on March 13, 2024, the European Parliament adopted the AI Act. The AI Act proposes a framework of prohibitions and disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging. Numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which was passed and will become effective February 1, 2026, and, like the AI Act, provides for a regulatory risk-based framework, and numerous laws enacted in California in September 2024.

Our efforts to comply with the AI Act and other legislation or regulations, whether now in effect or as may be proposed or enacted in the future, relating to AI/ML technologies may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects. We may need to devote substantial time and resources to evaluate our obligations under the AI Act and other legislation and regulations and to develop and execute a plan designed to ensure compliance. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies into robotic products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws. The Tax Act has eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize them over five or fifteen years. The Inflation Reduction Act of 2022 imposed a 1% excise tax on certain repurchases of stock. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Software Platform and related products or to the providing of customer service, and a failure to comply with such regulations could lead to delays in launching our platform and/or withdrawal of our platform from the market, delay our projected revenues, increase costs and/or make our business unviable if we are unable to modify our software platform to comply.

We may become subject to new or changing international, national, state and local regulations, including laws relating to the development, marketing, licensing, distribution or use of AI/ML software products such as ours, or to the providing of customer service. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of software and services, and may require us to pause sales and modify our software products, which would likely result in a material adverse effect on our revenue and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our software products from the market.

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

As a government contractor or subcontractor, we are subject to the Department of Defense's ("DoD") cybersecurity requirements, including compliance with the newly formalized Cybersecurity Maturity Model Certification ("CMMC") Program's requirements. Depending on certain factors, including the awarding DoD agency and type of contract, we may be required to obtain and affirm specific third-party cybersecurity certifications to be deemed eligible for award. Failure to comply with these requirements could restrict our ability to compete for, be awarded and/or perform on DoD contracts. The DoD expects that all new contracts will be required to comply with the CMMC program by 2026, and initial requests for information and for proposal have already begun. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be deemed ineligible for awards or follow-on awards for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification, may increase risk exposure based on frequency of recertification affirmations and may cause operational delays. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act ("CCPA"), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for

California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplement by, the California Privacy Rights Act ("CPRA"), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing data privacy and security, which in many cases are similar to the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation ("GDPR") and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, which generally are more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

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

Our AI/ML Software Platform and related products and technology are subject to compliance with applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our software products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of our software may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our software or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our software, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our software products, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our software platform systems, as well as our decreased ability to export or market our software to potential customers. Any decreased use of our software products or limitation on our ability to export or market our software would likely adversely affect our business, prospects, financial condition and operating results.

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

Patent positions covering robotics software and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or software platform or related products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses, we are investing fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy or with respect to patents with less relevance to our current business.

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
•
our ability to market, sell and deliver our software products;
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

As of September 30, 2024, there were 20,549,453 Warrants outstanding. Each whole Warrant entitles the holder to purchase one sixth of a share of the Company’s Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or Public Warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

On November 13, 2024, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our Common Stock, from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. Any shares sold pursuant to the Sale Agreement will be issued pursuant our effective shelf registration statement on Form S-3 (File No. 333-268399), filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2022 and declared effective on November 23, 2022, including the prospectus supplement relating to the sale of the shares dated November 13, 2024.

Upon delivery of an issuance notice and subject to the terms and conditions of the Sale Agreement, Jefferies will use commercially reasonable efforts consistent with its normal sales and trading practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC to sell shares from time to time based upon our instructions, including any price, time or size limits that we specify. Under the Sale Agreement, Jefferies may sell shares in privately negotiated transactions, as block transactions or by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

We have agreed to pay Jefferies a commission of 3% of the aggregate gross proceeds from each sale of shares and have agreed to provide Jefferies with customary indemnification and contribution rights. We have also agreed to reimburse Jefferies for certain specified expenses. We are not obligated to sell any shares under the Sale Agreement. The offering of shares pursuant to the Sale Agreement will terminate upon the termination of the Sale Agreement by Jefferies or by us, as permitted therein.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The legal opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation, relating to the Shares being offered in connection with the November Prospectus Supplement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

(b)

None.

(c)

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
5.1*	Opinion of Wilson Sonsini Goodrich & Rosati, P.C.
10.1+*	Palladyne AI Corp. Amended and Restated 2021 Employee Stock Purchase Plan
10.2*	Open Market Sale AgreementSM, dated November 13, 2024, by and between the Company and Jefferies LLC
23.1*	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in Exhibit 5.1 hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PALLADYNE AI CORP.

Date: November 13, 2024	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)