Form 10-K
period 2024-12-31
Palladyne AI Corp.
filed 2025-02-20
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(888) 927-7296

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PDYN	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $69.00 per share	PDYNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2024, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market, was approximately $37.5 million.

As of February 11, 2025, the registrant had 35,219,701 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
We have yet to achieve positive operating cash flow and our ability to generate positive cash flow is uncertain.
•
We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.
•
Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed.
•
Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML software products for the foreseeable future.
•
Any issues in the development and use of our AI/ML Foundational Technology or related products, or issues in products developed by others, may result in reputational harm or liability.
•
Our AI/ML Foundational Technology and related products are new technologies and the timing and magnitude of revenues from customers is uncertain. If we cannot successfully commercialize our AI/ML Foundational Technology and related products on our expected schedule, if our technology does not offer our potential customers the features, functionality and return on investment that they expect and/or if potential customers are not willing to pay for our software products at the license rates that we currently expect, our ability to generate material revenues will be materially impaired.
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
•
The products related to our AI/ML Foundational Technology require certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.
•
We may not be able to complete or enhance our product offerings through our research and development efforts.
•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions in our AI/ML Foundational Technology and related products, failure of our software products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
•
We use "open source" software, which could negatively affect our ability to offer our AI/ML Foundational Technology and related products and subject us to possible litigation.

•
Our business and prospects depend significantly on our ability to build our brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Foundational Technology and related products. We believe that our previous inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
•
If we fail to effectively manage our business, we may not be able to design, develop, market and commercialize our software products successfully.
•
We may be unable to adequately control the costs associated with our operations in order to achieve profitability.
•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and related products, and we may never reach profitability and/or achieve significant or any licensing revenue.
•
Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.
•
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues (including from development contracts), product demand and other factors.
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to design and commercialize our AI/ML Foundational Technology and related products, operate our business and compete could be harmed.
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
•
We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Foundational Technology and related products or to the providing of customer service, and a failure to comply with such regulations could lead to delays in launching our software products and/or withdrawal of our software products from the market, delay our projected revenues, increase costs and/or make our business unviable if we are unable to modify our software products to comply.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to develop and sell our full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") and related products and the capabilities and functionality of our AI/ML Foundational Technology and related products
•
our expected timeline for commercial release of our products and receipt of corresponding revenues;
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
•
our ability to implement contingency plans to further limit operations and reduce costs and/or seek additional financing should licensing revenue not materialize in time or sufficient amount to support our operations;
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
•
our ongoing de minimis hardware development efforts; and
•
other statements preceded by, followed by or that include the words "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "aim," "target" or similar expressions.

These forward-looking statements are based on information available as of the date of this Report and our management's current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and, in any event, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information known to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Item 1. Business.

The following discussion should be read in conjunction with the information about us contained elsewhere in this Report, including the information set forth in our consolidated financial statements and the related notes. Some of the information contained in this section or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read Part I Item 1A Risk Factors and the section titled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and throughout this Report. We use the terms "Palladyne AI," "the Company," "we," "us," and "our" to refer to Palladyne AI Corp.

Overview

Our mission is to deliver artificial intelligence software products that enable robotic and unmanned platforms, or robotic systems, in the industrial and defense sectors to perform complex tasks in arbitrary (i.e., unstructured and dynamic) human environments. Our AI/ML Foundational Technology enhances the utility and functionality of third-party stationary and mobile robotic systems by allowing these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Foundational Technology is designed with artificial intelligence ("AI"), and machine learning ("ML"), technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system and not in the cloud) without extensive programming, training or the latency associated with processing in the cloud. We believe this "human-like" ability to learn, reason and adapt will be a key differentiator in assisting our customers to enhance productivity in dynamic or unstructured environments, where human reasoning has traditionally been required to complete the task. We designed our AI/ML Foundational Technology to be hardware agnostic, meaning that our AI/ML software products are designed so that with a minimal integration effort they will be able to function on a wide variety of industrial robots, cobots, unmanned aerial vehicles ("UAV"), unmanned ground vehicles ("UGV") and other remotely operated vehicles ("ROV").

We believe that our AI/ML Foundational Technology will enable autonomous functionality in challenging and arbitrary environments for industries that can benefit from a high degree of adaptability and efficiency, such as manufacturing and the defense sector. These industries typically encounter limitations on the tasks a robotic system can perform, while also engaging in lengthy and costly efforts to program, manage, and modify such systems. Our AI/ML Foundational Technology is designed to enable robotic systems to function with human-like reasoning through flexible and adaptable learning capabilities such that a robotic system can perform a variety of tasks without the need for costly reprogramming efforts. We believe our AI/ML Foundational Technology will expedite robotic system training, expand task capabilities, enable collaboration among robotic systems and reduce human labor requirements all while significantly decreasing costly programming costs, leading to increased productivity and a higher return on investment for robotic system deployments across various use-cases.

Our AI/ML Foundational Technology is the foundational technology for our two software products. The first, Palladyne IQ, has been developed for use with industrial robots and cobots, and the second, Palladyne Pilot, is being developed for use with unmanned platforms with our current focus being Class 1 UAVs. We released the initial commercial version of our Palladyne IQ product in October 2024 and expect to release the initial commercial version of Palladyne Pilot by the end of the first quarter of 2025. Our Palladyne IQ product continues to undergo reliability testing, debugging and other stabilizing improvements as we continue internal testing and learn from customer trials.

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful in demonstrating the value of our products with these early adopters, there will be many potential customers that follow. Palladyne IQ is being offered through a term-based licensing model that would result in a recurring revenue stream. We may also offer add-on functionality for an additional license fee. We may charge an upfront fee for the hardware associated with Palladyne IQ or embed the cost into the license fee. We anticipate offering Palladyne Pilot through a device-based licensing model. We expect to begin generating revenues from commercial customers of Palladyne IQ and Palladyne Pilot in 2025. The majority of our sales and marketing efforts are focused initially on U.S. markets, but we are also exploring opportunities in select non-U.S. markets on a more limited basis.

Industry Background

Recent efforts to use AI technologies to enable the use of robotic systems in dynamic physical environments have focused on training foundational models residing in cloud infrastructure with enormous amounts of real-world robotic data sets collected over extended periods of time. In these cases, training occurs by connecting to these databases, doing extensive searching to try to find case-applicable data and models and then attempting to use the new data to recommend a viable solution. This process requires persistent cloud connectivity, driving increased costs and time, significantly reducing the benefits of these AI technologies.

Industrial Robotics

Industrial robots have been used in industrial and manufacturing automation for many decades, typically in the form of large, stationary robotic arms that automate repetitive tasks in a controlled environment (e.g., a factory assembly line). These robots are typically programmed in advance by human engineers and excel at tasks requiring consistency, speed and strength beyond human capacity. Over time, they have become more advanced and are now widely adopted across various industries.

While industrial robots and cobots offer significant benefits, they also have limitations in that they are not capable of performing a diverse set of complex tasks, and programming and re-programming efforts are costly, time-intensive and require highly skilled programmers. We understand from early customer engagement that reprogramming a single robotic arm can take weeks to months in some cases. Reprogramming thousands of robotic arms on a full assembly line to build a different product or accommodate a new component is therefore costly and can put the line out of commission for a significant period of time, reducing or delaying production and sales. A disruption to the controlled environment, such as the insertion of an obstacle or the imprecise placement of parts, can result in the system shutting down until human assistance resolves the situation, resulting in additional costs and lost production.

Unmanned Platforms

The defense sector has used unmanned platforms such as UAVs, UGVs and ROVs for many years. UAV-based missions, particularly in tactical operations, are often personnel-intensive, requiring multiple roles and shifts to ensure continuous situational awareness. Operators are tasked with managing the drone platforms, analyzing data streams and coordinating between team members to maintain an effective overview of the mission. Currently, most tactical UAVs rely on manual, 1:1 platform control, where one operator controls a single drone, and one-to-many data coordination is essential for the smooth integration of different information sources. This setup creates significant operational complexity, particularly when real-time decision-making is required in highly variable and unpredictable conditions, where constant monitoring of diverse data streams is crucial to making timely, accurate choices.

Moreover, tactical UAVs face a number of challenges in target detection, identification and tracking. Limited or contested radio frequency ("RF") availability causes interruptions in communication that jeopardize persistent target tracking of moving targets. Additionally, fast-moving targets often exit the field of view or are obstructed from the drone's line-of-sight, complicating continuous tracking efforts. Distinguishing targets based on visual attributes—such as color, shape or markings—can also be difficult, especially in complex and arbitrary environments. These challenges highlight the need for advanced technologies that can enhance situational awareness, automate target detection, identification and tracking and improve the precision of decision-making in complex, real-time scenarios.

Our Solution: The AI/ML Foundational Technology

Our AI/ML Foundational Technology is full stack, closed-loop autonomy software designed to enable robotic systems to observe, learn, reason and act in a manner similar to that of humans to solve tasks in arbitrary environments that have been too complex for traditional automation. It operates on the edge by using real-time sensor inputs to adjust to a changing environment and accomplish the assigned task without the need to connect to the cloud to try to find and process an applicable LLM. Specifically, our AI/ML Foundational Technology incorporates internal and external environmental inputs that allow robotic systems to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can apply human-like reasoning to arbitrary environments to expedite robotic system training, expand the tasks that a robotic system can perform, enable collaboration and maximize capabilities.

Our AI/ML Foundational Technology addresses current challenges in automation by:

•
Enabling rapid programming and reprogramming of robotic systems through intuitive, minimal training via teleoperation or natural language instruction, allowing re-training with just a few examples, thereby reducing costly delays associated with traditional reprogramming;
•
Allowing robots to dynamically reason and adjust to environmental changes in real time, reducing the need for constant reprogramming and making operations more flexible such that robots can switch between varying and/or changing tasks easily, and operate in dynamic environments generally;
•
Operating entirely "on the edge," providing real-time human-like reasoning and decision-making without relying on cloud connectivity, thereby eliminating the cost, latency and dependency of cloud-based AI computing; and
•
Utilizing perception functionality to assess and navigate environments, distinguishing between relevant components, obstacles and irrelevant factors, without relying on LLMs or cloud databases.

We believe that our ability to operate "on the edge" without the need to access large data sets or connect to the cloud is a key differentiator of our AI/ML Foundational Technology and related products. Unlike traditional LLMs, which predict outcomes and make recommendations, our system allows robots to make real-time decisions and take action using minimal data. In many instances, we believe our solution will be significantly more data-efficient as compared to deep learning-based methods, such as LLMs, due to its ability to make decisions with just hundreds of parameters obtained through training and real-time sensor inputs rather than billions obtained through the cloud as with LLMs. Without the need to use large amounts of cloud-based computing, our AI/ML Foundational Technology can efficiently operate autonomously in dynamic environments while reacting to new circumstances without the need to access and process new data sets, with the accompanying delays, imprecision and costs, or be reprogrammed or retrained. In addition, our AI/ML Foundational Technology is designed to fuse multi-sensor data inputs together to improve system situational awareness, increasing its flexibility and adaptability.

Our AI/ML Foundational Technology empowers robots with human-like reasoning, enabling them to learn multiple tasks and handle disruptions or obstacles efficiently. Once initial training/programming is completed, our closed-loop autonomy architecture allows robots to adapt to environmental changes without human intervention or reprogramming. After minimal initial training, robots using our AI/ML Foundational Technology are expected to operate in a closed-loop to continuously observe, learn, reason and act so that they can adapt and continue to complete the desired tasks in the face of a changing environment.

We believe that our products will enable autonomous functionality to address challenging and dynamic environments for industries that can benefit from a high degree of adaptability and efficiency. These industries typically encounter limitations on the tasks a robotic system can perform, while also engaging in lengthy and costly efforts to program, manage and modify such systems. Our products are designed to enable robotic systems to function with human-like reasoning through flexible and adaptable learning capabilities such that a robotic system can perform a variety of tasks without the need for costly reprogramming efforts. We believe our AI/ML Foundational Technology will expedite robotic system training, expand task capabilities, enable collaboration among robotic systems and reduce human labor requirements all while significantly decreasing costly programming costs, leading to increased productivity and a higher return on investment for robotic system deployments across various use-cases.

Our Products

Our AI/ML Foundational Technology is the foundation for our first two software products. The first, Palladyne IQ, has been developed for use with industrial robots and cobots, and the second, Palladyne Pilot, is being developed for use with unmanned platforms.

Palladyne IQ

Palladyne IQ has been developed for use with industrial robots and cobots to empower robots with human-like reasoning, enabling them to learn multiple tasks and handle disruptions or obstacles efficiently. Potential use cases include:

•
manufacturing;
•
heavy material handling;
•
kitting and parts sequencing;
•
surface preparation; and
•
quality control inspection.

Palladyne IQ enables industrial robots and cobots to do the following.

1.
Observe: Advanced perception and observation to improve situational awareness. Using sensors like vision, LiDAR, radar and acoustic devices, robots gain situational awareness to perceive a dynamic and unstructured environment.
2.
Learn: intelligent machine learning to accelerate onboarding for new and complex tasks. With Palladyne IQ, robots typically learn a task in approximately one to five human-controlled demonstrations via a variety of methods including, remote manipulation, virtual reality manipulation or natural language instruction. We believe our dynamic reasoning model requires much less training data than traditional models. Using this learning data, Palladyne IQ creates a mathematical model of the data and stores it as a task. The model is then updated over time as more data is obtained. Over time, each robot will create its own library of tasks (a "Task Library"). By operating "on the edge" and not accessing external large data sets, the learning process can happen faster and cheaper and without the need for a connection to the cloud.
3.
Reason: human-like, AI-based reasoning to determine best course of action without human intervention. When an unexpected or unknown event occurs, robots can reason using probabilistic ML techniques in a similar manner to human logic. The software enables robots to infer how to adjust their actions to complete the task in the changed environment.
4.
Act: precise robotic control and completion of tasks. Palladyne IQ translates observations into control messages that adjust robot behavior in a safe and controlled manner in real time, ensuring tasks continue without the need for production stoppages. For example, in our testing lab an arm robot has continued the task of sorting items by color even after an obstacle was placed in its way.

Palladyne IQ enables each robot to have a unique Task Library such that each robot can perform multiple tasks in a variety of situations and switch between them quickly with no reprogramming and minimal, if any, retraining. We expect other important future capabilities to include solving for system stability, enhanced computational efficiencies achieved through the use of our domain-specific language models and the use of dynamic model inference methods to generalize with only a few demonstrations.

Palladyne IQ is delivered to customers with compute hardware that houses the software. We are also developing a cloud-based customer portal to facilitate software purchases, updates and online customer support. This customer portal will include data analytics, operational tools and the functionality to monitor, configure and train Palladyne IQ.

Because Palladyne IQ is designed to work with most industrial robots being sold today, we expect that this product can benefit a wide variety of industries such as industrial manufacturing, defense, infrastructure maintenance and repair, energy and aerospace and aviation, among others. Based on product testing and trials, we expect Palladyne IQ to increase productivity across a variety of use-cases, while significantly reducing associated costs of programming and deploying robotic systems.

We have released the initial commercial version of Palladyne IQ. We provided this version to a large global manufacturer for trial, which has resulted in invaluable customer feedback that is currently being incorporated into the next version of the product. We work to continuously improve our products through debugging and other reliability, stabilizing and functional improvements to improve the customer experience, better meet customer needs and enable our products to address increasingly complex use cases.

Palladyne Pilot

Palladyne Pilot is being developed for use with unmanned platforms with our current focus being on Class 1 UAVs to enable persistent detection, identification, tracking and classification of objects of interest by sharing situational awareness information across multiple drones that is derived by fusing multi-modal sensor data. Palladyne Pilot is being designed to integrate with third-party autopilot systems thereby enhancing a network of collaborating drones and sensors that can self-orchestrate to provide superior capabilities for applications including intelligence, surveillance and reconnaissance. While our current focus is on developing Palladyne Pilot for Class 1 UAVs, we envision developing Palladyne Pilot for other unmanned platforms across multiple domains in the future.

Our current Palladyne Pilot development efforts are focused on enabling UAVs to do the following.

1.
Observe: advanced perception for enhanced situational awareness. Improves target detection and tracking by adaptively controlling sensor parameters (e.g., vision, LiDAR, radar, acoustic inputs) and integrating multi-source, multi-modal information, with one or multiple UAVs for multi-vehicle collaboration, enhancing UAV-to-target tracking assignments even when targets are temporarily obscured.
2.
Learn: dynamic learning improves detection and surveillance capabilities. Leverages edge computing to enable real-time learning and decision-making for persistent target tracking and monitoring by integrating various information streams into a single, coherent view, ultimately empowering a single operator - on the loop - to simultaneously operate multiple drone platforms as a coordinated drone team.

3.
Reason: dynamic reasoning improves data sharing and collaboration. Dynamic reasoning facilitates detection and continued tracking of targets that exhibit dynamic, changing behavior. Further, the quick processing of contextual sensor information from individual UAVs in the network enables persistent target tracking, the timeliness of which is critical for real-time decision making and situational awareness.
4.
Act and Collaborate: transforms UAVs into an autonomously collaborating team. Intelligent coordination of information allows UAVs to autonomously share low-bandwidth data, informing a network of collaborating drones and sensors sufficiently to self-orchestrate and work together on mission objectives such that a single operator is capable of managing multiple UAVs.

We expect Palladyne Pilot will be provided to customers in the form of a software download or via the purchase of our original equipment manufacturer ("OEM") partner products that have embedded Palladyne Pilot. We are also developing a cloud-based customer portal to facilitate software purchases, updates and online customer support.

Market Opportunity

We believe that Palladyne IQ will expand the market for industrial robotics, including cobots, by enabling industrial robotic systems to address the desire to automate tasks in arbitrary human environments. The market for industrial robotic systems has been experiencing, and is expected to continue to experience, significant growth. We believe this growth is driven by a desire for more efficient and flexible manufacturing processes. Companies such as ABB, Fanuc, Kawasaki, KUKA and Universal Robots are prominent in providing robotic systems to a wide range of industries. We believe Palladyne IQ can augment the capabilities that these systems offer, enabling Palladyne IQ to be complementary rather than competitive to these existing product offerings.

We believe Palladyne Pilot fills a void in current UAV capabilities by facilitating collaboration between multiple UAVs, enhancing tracking through fusing multi-modal sensor data and enabling autonomous navigation functionality. These capabilities have the potential to make intelligence, defense, surveillance and reconnaissance missions more effective and efficient.

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful demonstrating the value of our products with these early adopters, there will be many potential customers that are fast followers. In the long run, we believe that our products will benefit many markets and industries. However, it is possible that these beliefs and assumptions will prove incorrect, and, as a result, actual results and market sizes may deviate materially from our estimates. See Part I Item 1A Risk Factors - "Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results."

Commercialization and Growth Strategy

Continued Development of our Products

Our research and development efforts are primarily focused on the further improvement of our AI/ML Foundational Technology and improvement and enhancement of our related software products, including the minimal hardware associated with Palladyne IQ. We pursue continuous improvement of our AI/ML Foundational Technology and related products and to develop additional functionalities and expand its use to increasingly complex tasks. For example, we continue to improve product reliability and the user interface and product documentation and to create new Task Libraries for Palladyne IQ. We believe that as we show the commercial viability and benefits of our products in our initial target markets and use-cases, customers and potential customers will want to use our products to address other use-cases that previously have not been conducive to automation. As our products are highly complex, we want to ensure that we continue to develop new systems and solutions to address new markets and use-cases and thereby grow our business.

Focused Effort on Commercialization while Collaborating with Third Parties

We continue to focus on development and commercialization of our AI/ML Foundational Technology and related products targeting specific use cases. For example, for Palladyne IQ, we are focusing on (1) sorting or kitting, (2) inspection and (3) surface preparation, while for Palladyne Pilot we are focusing on (1) surveillance, (2) security and (3) inspection. Our growth strategy is to continue working with potential customers for these specific use cases and build on initial successes with potential customers to expand our customer base and strengthen our pipeline. We expect to do so by deepening our presence in the applications where we experience initial success and strong demand, while also expanding our offerings to address additional unmet needs. This will help us demonstrate the value of our products, validate market demand, and drive licensing revenue growth. As we gain traction, we plan to broaden the application of our products to other use cases.

We also intend to pursue relationships with third parties, which could include robotic system OEMs and system integrators. In some cases, third parties may pay us to develop our products, which would allow us to reduce our net loss and net use of cash while learning from our future customers' experience with our AI/ML Foundational Technology and related products. We believe that working with third parties will allow us to accelerate our brand awareness within our targeted industries and develop products that will better meet the needs of potential customers. We anticipate that these relationships will play an important role in helping us select the markets, use-cases and product capabilities we are currently pursuing.

We released the initial commercial version of Palladyne IQ in October 2024, which continues to undergo reliability testing, debugging and other stabilizing and functional improvements as we continue internal testing and learn from customer trials. We expect to release the initial commercial version of Palladyne Pilot by the end of the first quarter of 2025.

Competitive Strengths

30+ Years of Robotics Experience

As a pioneer in the robotic systems industry, we benefit from lessons learned over 30-plus years and significant investment in research and development. Through our hardware product development efforts over many years, including our related software development efforts, we have developed a significant amount of advanced technology and understanding of robotic systems that we are leveraging to develop and commercialize our AI/ML Foundational Technology and related products. Our extensive robotics history gives us valuable perspective on how to use software to tackle the challenges associated with training and managing robotic systems to solve complex tasks in arbitrary human environments.

We believe that our historical innovations in the development of our legacy hardware products and our related early AI software development for our own hardware, including human like dexterity and immersive teleoperation technology for natural extended reality interactions between humans and robots, have enabled us to transition our previous software development into a hardware agnostic AI/ML Foundational Technology that has the potential for a wide range of use cases and that is compatible with a broad base of robots and unmanned platforms such as UAVs, ROVs and UGVs.

We have spent many years working with and listening to people with experience in the industries we expect to target, including advisors and potential customers. These early engagements have helped us form relationships with potential customers, helped fund our development efforts and provided critical customer insight and feedback into our development plans and software design. We believe our early efforts to get this feedback and build these relationships with potential customers situate us well to effectively commercialize our products.

Visionary and Experienced Management

We have an experienced and talented team with deep operational expertise. Our team is led by Benjamin Wolff, our President and Chief Executive Officer, who has served in various capacities with the Company for more than 10 years and who has many years of executive-level, operational and corporate board experience for public and private companies. Our engineering efforts are led by Denis Garagić, our Chief Technology Officer and a co-founder of our AI software business, with over 25 years of experience in AI and ML. Members of our board of directors have extensive experience across a wide array of disciplines.

Competition

We believe we are redefining automation to bring human-like reasoning, intelligence and autonomy to robotics through an innovative and distinctive application of AI and ML that will provide significant benefits to customers as compared to alternative approaches. Our products will compete with companies that have developed or are developing both directly and indirectly competing solutions and capabilities. Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development by such competitors and potential competitors to become commercially available in the next few years.

Palladyne IQ

While there are many automation-centric companies who are active, especially in early-adopter segments such as warehouse and logistics and select manufacturing or assembly verticals, we believe our primary competitors for Palladyne IQ are those who are focused on addressing key challenges in robotic deployments via autonomy or automation-enhancing software capabilities. In the broader automation landscape, our direct and indirect competitors include companies such as Bright Machines, Intrinsic, Liquid AI, Mujin, Physical Intelligence, Rapid Robotics and Skild AI. We believe that our competitors generally are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the problem we are addressing with Palladyne IQ than a fully competitive solution.

While we view industrial robotics manufacturers, large system integrators and consulting companies such as Fanuc, KUKA, ABB, Yasakawa, Honeywell, Reply and Rockwell Automation, as potential target customers and/or channel partners for Palladyne IQ, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of their own products or those of one or more of our direct or indirect competitors.

Palladyne Pilot

We believe that our product will face competition from a variety of other UAV software solutions currently available on the market, which may include software developed by manufacturers for use with their proprietary UAVs. These include solutions offered by Anduril, Shield AI and Skydio. While certain competitors offer individual functionalities similar to what Palladyne Pilot provides, they do not deliver the full suite of features offered by our product. Some competitors sell both UAV hardware and its corresponding software, typically at a high price point, which may appeal to customers that are also seeking a hardware solution and do not require the full functionality of Pilot. Other competitors that sell UAV software as a standalone product tend to focus on software functionality for larger UAVs, which may nonetheless be competitive to us for certain use cases.

While we expect that we will compete favorably against potential competitors for both of our products due to our technical innovation and product features and performance, some of our potential competitors have greater financial, technical and other resources than we have. Our competitors may be able to deploy greater resources to the design, development, distribution, promotion, sales, marketing and support of competitive products than we can. Additionally, some of our competitors have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than we have. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions by our existing or potential competitors may result in even more resources being concentrated in our competitors. Our competitor base may change as other companies introduce products that provide solutions to the same problems addressed by our products or we develop new functionality or products that overlap with current or future products offered by others. Competitors may develop new technologies or products that provide superior results to customers and/or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments. See Part I Item 1A Risk Factors - "We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives."

Customers and Partners

We are focused on securing our first paying customers for Palladyne IQ and Palladyne Pilot. In addition to our ongoing sales efforts, we are actively pursuing opportunities to expand current relationships in an effort to convert those into revenue-generating opportunities in the future. For example, we continue work to expand our relationship with the Air Force Research Laboratory ("AFRL"), with the most recent success being a new contract to migrate Palladyne Pilot to next-generation, U.S.-made AI computing chipsets. Separately, we continue to collaborate with Red Cat Holdings, Inc. to enhance the autonomous capabilities of some of Red Cat's drones by enabling integration with Palladyne Pilot. We anticipate initial commercial customers of Palladyne IQ will be in the industrial manufacturing sector, while initial customers for Palladyne Pilot will be in the defense sector.

Sales and Marketing

Our sales and marketing efforts include engaging with potential customers with which we built relationships through our previous hardware efforts, contacting potential customers that we believe could benefit from our products, working with manufacturers of robotic systems and systems integrators to offer our products along with theirs to end users, building brand and product capability awareness through targeted activities such as attending trade shows, increasing our presence in social media channels, increasing public relations, increasing earned media, and engaging in speakerships, blogs and white papers. We also intend on collaborating with leading consultants such that we may offer our products as solutions to their customers. We currently conduct sales and marketing activities primarily through our direct, internal sales and business development team and our internal marketing team. We intend to continue investing in our sales and marketing efforts in support of the commercialization of our products.

For Palladyne IQ, we intend to pursue strategic relationships with robotic systems manufacturers, systems integrators, companies with complementary technologies, software application providers, distributors and consulting firms as and when we deem appropriate to expand the channels in which Palladyne IQ is marketed. We believe working with these partners will accelerate our brand awareness and path to market within various industries and provide complementary capabilities and differentiation that will attract new customers. For Palladyne Pilot, we intend to continue our collaboration with Red Cat and pursue other strategic relationships, such as with companies working with the "5 Eyes" – the militaries of the United States, the United Kingdom, Canada, Australia and New Zealand.

We currently expect to offer Palladyne IQ through a term-based licensing model that would result in a recurring revenue stream. We may also offer add-on functionality for an additional license fee. We may charge an upfront fee for the hardware associated with Palladyne IQ or embed the cost into the license fee. We anticipate offering Palladyne Pilot through a device-based licensing model. Additionally, while the initial focus of our sales and marketing efforts has been primarily on the U.S. domestic market, we intend to explore opportunities in select non-U.S. markets as and when we deem appropriate.

Intellectual Property

Our ability to create, obtain and maintain intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

We pursue patent protection at times when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings. We are in the process of attempting to secure patent protection for aspects of our AI/ML Foundational Technology but none of these patent applications have yet been granted. Due to the fact that our extensive patent portfolio is expensive to maintain, we have been and continue to be in the process of culling patents and applications from our portfolio that we do not believe are essential or likely to add value to our ongoing business operations. Many of our previously issued patents have expired, with others set to expire on dates ranging from 2024 to 2040, exclusive of any patent term adjustment or patent term extension. We do not know whether our pending patent applications will result in issued patents or whether the examination process will require a narrowing of claimed subject matter. Considering the highly active fields of technology in which we are involved, particularly the field of artificial intelligence, our patents and pending patent applications may not provide us with broad-level protection.

To protect our brand, we also pursue the registration of our domain names and various trademarks in the United States and in select international locations.

Suppliers

We have a limited set of suppliers for the minimal hardware components that are part of our Palladyne IQ product. We expect most of our suppliers to be based in the United States and expect most of our supplier relationships to be purchase order based rather than long-term supply contracts. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. For additional information related to supply chain issues, see "Risk Factors— The products related to our AI/ML Foundational Technology require certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results."

Government Regulation

We are subject to various U.S. federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations, including the requirements of the U.S. Occupational Safety and Health Act, as amended, and complementary state requirements (including the Utah Occupational Safety and Health Division's Utah State Plan) that protect and regulate employee health and safety.

We are also subject to U.S. laws and regulations that may limit and restrict the export of our products and services and may restrict our ability to transact with certain potential customers, suppliers, business partners and other persons. These laws and regulations include outright prohibitions on certain types of transactions and impose license or other government authorization requirements on others. We must also comply with export restrictions and other laws affecting trade and investments imposed by other countries to the extent applicable. We maintain export compliance controls and procedures as part of our broader compliance efforts, but, as with any compliance program, there are risks that these controls might not prevent every instance of non-compliance, in which case we could be exposed to legal liability. While the industry's regulatory landscape has changed, to date, compliance with these laws has not significantly hampered our efforts to engage and transact with third parties but could further limit them in the future. Further changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products by making it difficult or impossible to enter affected markets, which could have a material adverse effect on our business, prospects, financial condition or results of operations.

Aspects of our use of sensors in connection with our products must comply with the rules of the Federal Communications Commission ("FCC"), including with respect to: the use of any RF spectrum utilized for such components as the remote control or teleoperation system; the power level and frequency of any RF energy emitted (intentionally or otherwise); and any conditions imposed by the FCC on the device certification(s) issued to us or to third parties for any modular transmitters installed in our products. Such rules require, among other things, specific consumer disclosures with respect to RF emissions and proper installation and operation of the device components and any modular transmitters in our products.

Further, as a U.S. government contractor, we are subject to various government procurement and other laws, regulations and contract requirements, including provisions and clauses of the Federal Acquisition Regulation ("FAR"), the Defense Federal Acquisition Regulation Supplement ("DFARS") and other agency-specific regulations. These U.S. government contracting requirements further implicate a broad variety of subjects in addition to the areas described above, including security, data management and disclosure, cybersecurity, cost and pricing activity and finance.

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

Human Capital

As of February 3, 2025, we had approximately 71 full-time and part-time employees, with most employees located in our Salt Lake City, Utah office. We also engage consultants and contractors to supplement our permanent workforce on an as-needed basis. Approximately 61% of our employees are involved in engineering functions, including research and development. To date, we have not experienced any organized work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Facilities

We currently operate primarily from our facilities in Salt Lake City, Utah consisting of approximately 61,000 square feet, The lease of our Salt Lake City facility expires in May 2033 and has two options to extend the lease for a three-year period each. We believe that should we need additional or different space, we will be able to obtain such space on commercially reasonable terms.

History, Corporate Information and Website

Palladyne AI is the result of a decades-long effort in research and development of robotic systems and solutions. Our original predecessor was spun-out of the University of Utah in 1983. In 2007, our predecessor was acquired by Raytheon and was operated until 2014 as a division of Raytheon known as Raytheon Sarcos. During this period, Raytheon Sarcos was focused primarily on developing cutting-edge technologies for use by U.S. governmental agencies. In December 2014, the assets of Raytheon Sarcos were acquired by a consortium led by the former Raytheon Sarcos President and our current Chief Innovation Officer, Dr. Fraser Smith, and technology and telecom entrepreneur Benjamin Wolff, our Chief Executive Officer, President and member of the Board of Directors. This acquisition was the basis for the establishment of Sarcos Corp., a Utah corporation ("Old Sarcos"), which was incorporated in Utah in February 2015. On September 24, 2021, Old Sarcos merged with Rotor Acquisition Corp. ("Rotor"), a Delaware corporation and Rotor changed its name to Sarcos Technology and Robotics Corporation ("Sarcos"). In April 2022, we acquired RE2, Inc., a Pittsburgh, Pennsylvania based robotics company. On November 14, 2023, we announced a pivot in business strategy to prioritize the development and commercialization of our AI/ML Foundational Technology and suspend further commercialization efforts on hardware products. As part of the business pivot and to reflect the new focus of the company, on March 18, 2024, the Company changed its name to Palladyne AI Corp.

Our principal executive offices are located at 650 South 500 West, Suite 150, Salt Lake City, Utah, 84101. Our telephone number is 888-927-7296.

We maintain a company website with the address www.palladyneai.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through the www.palladyneai.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov. In addition, our Code of Business Conduct and Ethics is available through the www.palladyneai.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Report occurs, our business, operating results and financial condition could be materially harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report or other risks that we currently deem immaterial or that may be unknown to us.

Risks Related to Our Business

We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future.

We have incurred losses and negative cash flows from operations since inception and are likely to continue to incur losses and negative cash flows from operations in the near term. We incurred a net loss of $72.6 million for the year ended December 31, 2024 and a net loss of $115.6 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $490.8 million and working capital of $38.3 million. We expect to incur significant losses for the foreseeable future. Our shift in product development and commercialization strategy to focus on our AI/ML Foundational Technology and related products has made forecasting the timing and amounts of expected revenue and our quarterly and annual results more challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates are uncertain. Even if we are able to successfully develop our AI/ML Foundational Technology and related products and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Foundational Technology and related products and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

We are likely to continue to incur losses in future periods as we:

•
continue to design, develop and commercialize our products;
•
conduct our sales and marketing activities and develop our sales and customer service capabilities;
•
continue to invest in our AI/ML Foundational Technology's technology infrastructure and cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these and other efforts before we receive significant licensing revenue, we expect to incur losses in future periods, which could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses and affect our ability to continue operations. We may have to obtain additional capital from external sources, and additional financing may not be available when needed or, if available, may not be available on terms favorable to us or to our stockholders. See "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.

We are an early stage company, with no experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and success of commercial launch of our software products, the level of demand for our software products, the size of our target markets, the performance and utilization of our software products, product pricing and the nature and length of the sales cycle. However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note

Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $22.6 million and $76.6 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our software products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products and may not be able to do so efficiently or effectively or at all. Further, historically we were unsuccessful in our efforts to commercialize our hardware products. Moreover, commercialization may be delayed due to the challenges discussed under "Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." The development of our software products is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts and potential collaborations with other companies, developers, partners and other participants. Market acceptance of our software products is uncertain and we may need to change product features to meet customer needs. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. We also may be unsuccessful in our research and product development efforts.

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

Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed.

We are focused on the development and commercialization of our AI/ML Foundational Technology and related products. Product testing and customer use regularly provide feedback on how we can improve our products. If we are unable to demonstrate that our software products deliver the performance, reliability, functionality and/or safety that we or our potential customers expect or quickly address discovered issues, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition.

Moreover, our current estimates for the release of the initial commercial version of Palladyne Pilot and the achievement of software product sales to potential customers are dependent in part on our ability to hire and retain qualified employees, UAV availability and other factors. If we are unable to recruit and retain employees as needed to complete the development of and commercialize our software products, we may be unable to do so in a timely manner or at all.

In addition, geopolitical events and macro-economic conditions, such as the current wars between Russia and Ukraine and in the middle east, inflation and high interest rates, and responses thereto have contributed to price increases and may continue to do so. If we are unable to develop and commercialize our software products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Over recent years we experienced, and we continue to experience, these challenges, which have at times negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML software products for the foreseeable future.

If we are successful in commercializing our AI/ML Foundational Technology and related products, our revenue will be concentrated in licensing those software products for the foreseeable future. We will need to continue to enhance our products, develop new capabilities and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML Foundational Technology and related products do not meet customer expectations, or cannot be completed or released on their projected timelines and in line with cost targets, our future revenue, operating results and financial condition will be adversely affected.

Any issues in the development and use of our AI/ML Foundational Technology or related products, or issues in products developed by others, may result in reputational harm or liability.

Any issues in the development or use of our AI/ML Foundational Technology or related products, or issues in products developed by others, may result in reputational harm or liability. As with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, we may experience competitive, brand or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

Our AI/ML Foundational Technology and related products are new technologies, and customer trials and discussions may not result in purchases.

Our AI/ML Foundational Technology and related products are new technologies. As of the date of this Report, we have revenue generating contracts with U.S. government customers related to various aspects of our AI/ML Foundational Technology and related products, and while we continue to engage with numerous other potential customers, we currently have no commercial customers. Our software products contain advanced software and control technologies that we have developed over many years. The design of our software products is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our software products, customers who initially expressed an interest in our software products during the design or testing phase may not purchase the software. If we cannot commercialize our AI/ML Foundational Technology and related products on our expected schedule, if our products do not offer our potential customers the features, functionality and return on investment that they expect, if potential customers are unwilling or hesitant to adopt new technologies and products such as ours and/or if potential customers are not willing to pay for our software products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

Although we began initial customer testing in June 2024 for our Palladyne IQ product, we continue to have limited knowledge of the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our software products and influenced their designs do not license our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Foundational Technology and related products, long-term financial viability and prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient licensing revenue, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Foundational Technology and related products, our ability to commercialize our products, our financial viability, or our prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Foundational Technology and related products and license our products, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Foundational Technology and related products and applications similar to the ones we are developing is relatively new and evolving. We are developing our software products to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our software products, our sales will not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our software products as too costly or discretionary. Moreover, market acceptance of our AI/ML Foundational Technology and related products is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our software products, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our software products before we exhaust our financial resources, we may need to cease business operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future." and "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

If we are unable to successfully introduce and implement enhancements, new features or modifications to our AI/ML Foundational Technology and related products, our business would be harmed.

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

We must continue to meet changing expectations and requirements of our customers. Any failure of our products to operate effectively with future software, such as third-party robotic operating systems and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our products or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our software or products or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our products or if we fail to introduce new applications to market in a timely fashion, our products might become less marketable, less competitive or obsolete, and consequently our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

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

We expect our AI/ML Foundational Technology and related products to be used with robots operating in a wide variety of environments and for a broad range of complex uses. Our success depends on our ability, and the ability of our customers, to implement our products successfully in these environments. Customer retention will also be largely dependent on the quality and effectiveness of our customer service operations, which may be handled internally by our personnel and also by third-party service providers. We expect that we will need to often assist our customers in implementing our software products. If we or our customers are unable to implement our products successfully, or are unable to do so in a timely manner, inadequate performance might result and customer perceptions of our technology, products and company might be impaired, our reputation and brand might suffer, we may face legal claims, customers might choose not to renew or expand the use of our products and we might lose opportunities for additional sales.

We have no previous history with our licensing sales model.

We have no experience with licensing software as a business model. The success of our strategy to build recurring revenue streams through software licenses depends on our ability to successfully market our products and their benefits to customers and to successfully develop a network of ongoing customers that maintain or renew their licenses, pay for upgrades, license additional functionality, or expand the use of the software within their robotic systems. The likelihood of our success must be considered in light of these risks, and our license model may not prove successful.

In addition, our competitors may offer different pricing models that may be more attractive to potential customers. We may be required to adjust our sales model in response to these changes, which could adversely affect our financial performance.

Important assumptions about market demand, pricing, adoption rates and sales cycles for our software products may be inaccurate.

Our decision to focus our business strategy on the development and commercialization of our commercial AI/ML Foundational Technology was based in part on our estimates of the potential addressable market, pricing, adoption rates and sales cycles for our related products. However, the market demand for our AI/ML software products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our software products or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our software products may not compete as effectively, if at all. If customer demand does not develop as expected, or if we do not achieve forecasted pricing, adoption rates and sales cycles for our software products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

The benefits of our AI/ML Foundational Technology and related products to customers and projected return on investment have not been substantiated through customer use.

Our AI/ML Foundational Technology and related products have not been commercially used by customers. Our products may not perform consistent with customers' expectations or consistent with other products that may be or may become available. Any failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, license cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

We currently intend to target many customers that are large businesses with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our AI/ML software products. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure customers from these or other businesses or we may be unable to generate meaningful revenue from these potential customers. If our software products are not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

A portion of our revenue is currently and will continue to be generated by contracts with government entities, which make us subject to a number of uncertainties, challenges and risks.

Contracts with government entities are subject to a number of risks. Such relationships can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Government spending may be impacted by various factors, including changing political environments and shifts in government priorities. The impact of any reductions in U.S. government spending could result in the cancellation of our contracts and negatively impact our business, financial condition and results of operations. U.S. government spending may be reduced as a result of the recent change in presidential administration, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. If we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also, see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.

The AI/ML software and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software products as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Foundational Technology and related products will compete (both directly and indirectly) with companies such as Bright Machines, Intrinsic, Liquid AI, Mujin, Physical Intelligence, Rapid Robotics, Skild AI, Anduril, Shield AI and Skydio. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI/ML Foundational Technology rather than a fully competitive solution.

While we view industrial robotics and cobot manufacturers such as ABB, Fanuc, Kawasaki, KUKA, Universal Robots and Yasakawa, large system integrators such as Honeywell, Reply and Rockwell Automation and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our AI/ML software products, we also recognize that these companies may emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

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

Even after introduction of a commercial version of a product, we will also likely need to continue to advance and evolve the product in response to the evolving demands of our customers in the various industries we expect to serve. Our Palladyne IQ product is in the early stages of commercialization and we continue product testing, debugging and refinement, and we have not yet released the initial commercial version of our Palladyne Pilot product. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our products at all or within our currently expected timelines or available resources.

We released the initial commercial version of our Palladyne IQ product on October 1, 2024 and expect to release the initial commercial version of Palladyne Pilot by the end of the first quarter of 2025. See "Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." In addition, we make iterative improvements throughout the development process and intend to continue to do so after commercial release of our products. If we fail to adequately communicate to customers product improvements, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, release testing and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors' products. Even if we are able to successfully develop our products when and as anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Operations and Growth

Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, "flaws") in our AI/ML Foundational Technology and related products, failure of our software products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, development and use of our AI/ML Foundational Technology and related products involve certain inherent risks. New software products generally suffer from flaws that are found, often as a result of customer use, and fixed over time. Real or perceived flaws in our products, connectivity issues, unanticipated or unintended use of our products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our software products, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML Foundational Technology and related products, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our products could include significant injuries or even death. To the extent that flaws or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. For example, we continue our efforts to increase product reliability and stability and conduct ordinary course product testing and debugging have at times resulted in product development delays. If any flaws and related issues that may arise cannot be adequately resolved, product sales may not occur and/or resume.

In addition, we may not be aware of Defects until injury to person or property has occurred. Such adverse events could lead to safety alerts relating to our software products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. Defects could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Complex software may frequently experience errors, especially when first introduced. Our products are complex and may experience errors or performance problems in the future. A failure of any part of our AI/ML Foundational Technology or related products could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular software maintenance, which may lead to downtime. Even if we are able to implement bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software products, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging Defects in the design of our software products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software or products. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims.

Even if our AI/ML Foundational Technology performs properly and our products are used as intended, if personal injuries occur while operating third-party products that use our AI/ML software, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that may in the future use our AI/ML Foundational Technology will contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our software products are used as designed and intended, customers may not operate complex third-party systems that use our products safely and effectively. In addition, we cannot predict all the ways in which the proper use or misuse of our products can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our products in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

We use "open source" software, which could negatively affect our ability to offer our AI/ML Foundational Technology and related products and subject us to possible litigation.

Our AI/ML Foundational Technology incorporates "open source" software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an "as-is" basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our software that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our software, discontinue the sale of our software products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our software that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our software.

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our software to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI/ML Foundational Technology and related products. We cannot guarantee that we will incorporate open source software in our software in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Foundational Technology and related products.

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our hardware products, and our resulting financial performance, damaged our prior brand. As a result and to reflect our focus on our AI/ML Foundational Technology, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, including increased marketing activities, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by our customers. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brands. Furthermore, there is the risk of potential adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors' products.

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2023, we pivoted our business to focus on the development and commercialization of our AI/ML Foundational Technology and related products in lieu of hardware products. We concluded this strategy met our goal of pursuing significant near-term revenue tied to acute customer needs and would reduce our capital requirements and related risks in line with available resources. However, this strategy may not prove to be effective. Our management must make these and other strategic and operational decisions in the context of limited financial and human resources. As a result, we have in the past, as in November 2023, and may in the future forgo opportunities we may have otherwise pursued given sufficient resources, some of which might have had greater likelihood of success. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results and ability to continue operations.

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
•
hiring and training new personnel;
•
commercializing our AI/ML Foundational Technology and related products;
•
forecasting revenue and implementing enterprise resource planning, or ERP, systems;
•
entering into relationships with one or more third-party service providers or partners, including in relation to the development and commercialization of our AI/ML Foundational Technology and related products;
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

We conducted two workforce reductions during 2023 ("2023 RIFs") to decrease our costs and create a more streamlined organization to support our business, and to focus on our AI/ML Foundational Technology. However, these RIFs have placed and will continue to place additional strain on our existing personnel and other resources, and we could experience systemic operating difficulties in managing our business and implementing controls and other business processes, resource constraints in our product development and commercialization efforts, or other limitations or difficulties that are difficult to predict at this time. In addition, while the 2023 RIFs resulted in significant annualized cost savings, we may incur additional expenses not currently contemplated due to events associated with the reduction in force or other similar initiatives and may experience attrition beyond planned staff reductions, which may lead to the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, pressure on our controls and processes and reduced employee morale. Moreover, we may not be able to monetize all of the assets unrelated to our current business strategy.

We may be unable to adequately control the costs associated with our operations in order to achieve profitability.

We will require significant capital to develop and grow our business, including successfully developing and commercializing our AI/ML Foundational Technology and related products, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software products and general and administrative expenses. Although the 2023 RIFs and other cost-saving measures have significantly reduced expenses, and recent financing activities have increased our financial resources, it may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including inflation and interest rates. In addition, we may incur significant costs upgrading or fixing Defects in our software products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our software products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and related products, and we may never reach profitability and/or achieve significant or any licensing revenue.

Our future growth depends on penetrating new markets, adapting our AI/ML Foundational Technology and products to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to design, develop, enhance and commercialize our AI/ML Foundational Technology and related products. Our research and development program may not produce successful results or, be sufficient to adapt to new or changing technologies (such as AI) and our products may not achieve market acceptance, create meaningful or any revenue or become profitable.

The products related to our AI/ML Foundational Technology require certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product. As of December 31, 2024, most of our key suppliers are based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Furthermore, fluctuations or shortages in raw materials or components and other economic conditions, including tariffs, may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased sales prices.

We face risks related to wars, natural disasters, health epidemics and other calamities and supply chain disruption, any of which could significantly disrupt our operations.

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

Risks Related to Our Finances

Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us, or we may deem it advisable, to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives. Any delays in the successful commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. For further information on our financing activities in the year ended December 31, 2024, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our software products, coupled with our belief that our AI/ML Foundational Technology represents a significant technology advancement, means we have limited to no historical data on the demand for our software products. In addition, we expect our expenses to continue to be significant in the foreseeable future as we continue development activities and bring our products to market, and that our level of cash usage will be significantly affected by customer demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance our expenses and capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

Additional financing may not be available to us when we need it or it may not be available on favorable terms. Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and such financing alternatives may not be available to us in the future on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends.

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and release software products. Additionally, as we commercialize our AI/ML Foundational Technology and related products and/or enter into or complete government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our AI/ML Foundational Technology and related products to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our AI/ML Foundational Technology and related products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of our AI/ML Foundational Technology leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Foundational Technology development efforts and our business plan. Benjamin G. Wolff also rejoined our executive team as President and Chief Executive Officer in February 2024 following the pivot in our business to focus on the development of our AI/ML Foundational Technology. If key members of our senior management were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and their departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development, or potentially an inability to successfully complete development of our AI/ML Foundational Technology and related products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our AI/ML Foundational Technology and related products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management. For these reasons, we may incur significant costs to retain our senior management team and key personnel. For example, in December 2024 we entered into an amended employment agreement with Mr. Wolff that extended the term of his employment through the end of 2027, pursuant to which Mr. Wolff is entitled to a cash-settled phantom stock payment with respect to 1.8 million shares of our Common Stock on his continued employment through October 31, 2027 or upon earlier change of control of the Company or upon earlier qualifying termination of his employment, which, depending on the value of our Common Stock at the time of settlement, could result in a substantial cash payment obligation. We may not have sufficient cash at such time to make such payment and may need to raise additional capital to meet such obligation, which may not be available to us on acceptable terms or at all. This phantom stock payment may be replaced in whole or in part in the event we grant Mr. Wolff restricted stock awards of up to 1.5 million shares subject to vesting on the same terms. See Exhibit 10.19 to this Annual Report for Mr. Wolff's amended and restated employment agreement.

We have experienced and may continue to experience changes in our senior management team. For example, in connection with Mr. Wolff's return to our executive team as President and Chief Executive Officer in February 2024, there have been changes to our operations and there may be additional changes in the future. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Any inability to successfully manage these changes could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed, specifically AI/ML software engineers. Because of the innovative and advanced nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we may need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Integrating new employees can also cause disruptions to processes, projects, culture, priorities and our company as a whole. We face intense competition for experienced and highly skilled employees, specifically AI/ML software engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Our 2023 RIFs and concerns about our financial condition may also cause us to experience increased difficulty attracting and retaining highly qualified personnel. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or not perform as well as they did in the past, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

Our headquarters are in Salt Lake City, Utah, which has fewer highly skilled employees in the AI/ML software and robotics fields than some other major metropolitan areas. In addition, as part of the pivot in strategy announced in November 2023 to focus on our AI/ML Foundational Technology, we closed our facility in Pittsburgh, Pennsylvania and may no longer be able to attract highly skilled employees in that location. To attract and retain key personnel, we may need to open offices in other areas of the country, which could increase costs and reduce productivity. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our ability to design and launch our software products or to operate our business and compete, as well as on our business, prospects, financial condition and operating results.

We incur significant expenses and administrative burdens as a publicly-traded company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more expensive for us to obtain appropriate director and officer liability insurance coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

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

We have previously identified material weaknesses in our internal control over financial reporting, and undertook remediation efforts to address the identified deficiencies and concluded that each material weakness was remediated. Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business or otherwise. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting to the extent we are required to include such evaluations and reports in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

Our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. Should we become subject to Section 404(b), our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have a material and adverse effect on our business, prospects, financial condition and operating results.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), as modified by the Coronavirus Aid, Relief and Economic Security Act of 2020, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Additional or different limitations may apply under state law. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), these U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An "ownership change" pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company's stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We have been and may in the future be subject to risks associated with strategic relationships or transactions and may not identify or form desired strategic relationships in the future.

We may seek strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements with third parties. Some of our third-party relationships are not governed by formal agreements and this may also be true for future relationships. These partnerships, relationships or arrangements may not lead to binding agreements, lasting or successful business relationships or any other anticipated benefits. If any of these relationships are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance or significant delays in performance by the third-party and increased expenses in establishing new relationships, any of which could materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic partners suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

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

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, technical or operational risks, safety risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software or our ability to sell our software products. Governmental bodies have implemented laws and are considering further regulation of AI/ML technologies that could negatively impact our ability to use and develop software products incorporating these technologies.

For example, on March 13, 2024, the European Parliament adopted the European Union's Artificial Intelligence Act (the "AI Act"). The AI Act, which is scheduled to become effective over time through August 2, 2026, proposes a framework of prohibitions and disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. In addition, in October 2023 the Biden administration issued an executive order to, among other things, establish extensive new standards for

AI safety and security which was later revoked by President Trump in January 2025. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging. Numerous other laws and bills have been enacted, such as in California and Colorado, or proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services.

Our efforts to comply with the AI Act and other legislation or regulations, whether now in effect or as may be proposed or enacted in the future, relating to AI/ML technologies may be difficult, onerous and costly, and could adversely affect our business, reputation, financial condition, results of operations and growth prospects. We may need to devote substantial time and resources to evaluate our obligations under the AI Act and other legislation and regulations and to develop and execute a plan designed to ensure compliance. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies into robotic products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation or infringement.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Tax Act eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize them over five or fifteen years, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain repurchases of stock and the Organisation for Economic Co-operation and Development has introduced a global minimum tax initiative, which is in various stages of adoption. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We may become subject to new or changing governmental regulations relating to the development, marketing, licensing, distribution or use of our AI/ML Foundational Technology and related products or to the providing of customer service, and a failure to comply with such regulations could lead to delays in launching our software products and/or withdrawal of our software products from the market, delay our projected revenues, increase costs and/or make our business unviable if we are unable to modify our software to comply.

As we develop and commercialize our AI/ML Foundational Technology and related products, we may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, such as the AI Act, including in the areas of privacy, security, safety, competition, consumer protection development, marketing, licensing, distribution and the development and use of AI and ML. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, the design and operation of websites, and the characteristics and quality of software and services, which may delay or impede the development and commercialization of our AI/ML Foundational Technology and related products or require us to pause sales and modify our software products, which could result in a material adverse effect on our revenue and financial condition, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our software products from the market.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. In addition, we may be subject to the heightened scrutiny that is sometimes directed toward companies taken public via a business combination with a special purpose acquisition company. The outcome of any such claims, investigations or proceedings cannot be predicted with any degree of certainty. In the ordinary course of business, we have been and may in the future be the subject of various legal claims. Any such claims, investigations or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources, and the resolution of any such claims, investigations or proceedings could result in substantial damages, settlement costs, fines or penalties that could adversely affect our business, financial condition or operating results or result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other remedies requiring a change in our business practices.

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

For example, California adopted the California Consumer Privacy Act ("CCPA"), which became effective in January 2020. The CCPA established a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplemented by the California Privacy Rights Act ("CPRA"), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing privacy and cybersecurity. These laws in many cases are comprehensive privacy statutes similar to the CCPA and CPRA. Additionally, some states have proposed, and in certain cases enacted, laws addressing specific matters such as biometrics or health-related personal information. The U.S. federal government also is contemplating federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union's General Data Protection Regulation ("GDPR") and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, which generally are more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group's worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom's data protection regime also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group's worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations, and financial condition.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to comply with such policies and other actual or asserted legal or contractual obligations relating to privacy, data protection or data security. Moreover, despite our efforts, we may not be successful in achieving or maintaining compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any actual or perceived inability to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach and other significant costs, penalties or liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

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

We are at risk for interruptions, outages and breaches of (1) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (2) facility security systems, owned by us or our third-party vendors or suppliers; (3) in-product technology, owned by us or our third-party vendors; (4) our software, including third-party software we license; and (5) customer data that we process or our third-party vendors process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our systems. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We may face objections to our intended collection or use of data, which may require us to implement new or modified data handling policies and mechanisms, increase our maintenance costs and costs associated with data processing and handling, and harm our prospects. The use of AI/ML technologies may result in security incidents and our use of AI/ML technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used in connection with certain cybersecurity attacks, including to launch more automated, targeted and coordinated attacks, resulting in heightened risks of security breaches and incidents.

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The Information Technology ("IT") infrastructure used in our business may be vulnerable to cybersecurity attacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of ours and our customers, collaborators and partners, our employees' personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws, including those of other countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, intermediaries, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third-parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, our employees, business partners, third-party intermediaries, representatives and agents may take actions in violation of our policies and applicable law, for which we may be held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any allegations or violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management's attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our AI/ML Foundational Technology and related products, technology and services are subject to compliance with applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Control. Exports of our software products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of our software may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our software or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our software, or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our software products, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our software, as well as our decreased ability to export or market our software to potential customers. Any decreased use of our software products or limitation on our ability to export or market our software would likely adversely affect our business, prospects, financial condition and operating results.

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

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance ("ESG") practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. Equally, it is possible that some stakeholders may be opposed to the implementation of such initiatives at all. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed "anti-ESG" policies, legislation or issued related legal opinions. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. We could also incur additional costs and need to devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our software and other technologies. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on copyright and trade secret law to protect our proprietary software and technologies.

Patent positions covering robotics software and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or software products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses, we are investing fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy or with respect to patents with less relevance to our current business.

Litigation to establish or challenge the validity of patents or to defend against or assert against others' infringement, unauthorized use, enforceability or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and may restrict our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs and divert management's attention from managing our business while any damages or other remedies awarded to us may not be valuable or adequate. In addition, U.S. patents and patent applications may be subject to interference or derivation proceedings, and U.S. patents may be subject to re-examination and inter partes or post grant review proceedings in the U.S. Patent and Trademark Office. Furthermore, our issued patents may be subject to claims of invalidity based on earlier filed patents or published applications not discovered in any patent searches or by the patent offices that carried out examination of the issued patents. Foreign patents may also be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these proceedings may be expensive and could result in the loss of a patent or denial of a patent application or the loss or reduction in the scope of one or more of the claims of a patent or patent application.

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

We have taken and continue to take precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary information, which could lead to the loss or impairment thereof or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. In addition, unauthorized parties may attempt to copy or reverse engineer certain aspects of our software or other technologies that we consider proprietary or our proprietary information may otherwise become known or may be independently developed by our competitors or other third parties. If other parties are able to use our proprietary technology or information, our ability to compete could be harmed. Further, unauthorized use of our intellectual property may have occurred or may occur in the future, without our knowledge.

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

If we are unable to obtain or maintain adequate protection for our intellectual property or if any protection is reduced or eliminated, competitors may be able to use our technologies, resulting in harm to our competitive position and our business.

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

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation. We cannot be certain that we will successfully defend against any allegations of infringement. If we are found to infringe another party's patents, we could be required to pay damages. We could also be prevented from selling our infringing software products, unless we can obtain a license to use the technology covered by such patents or can redesign our software products so that they do not infringe. A license may not be available on commercially reasonable terms or at all, and we may not be able to redesign our software products to avoid infringement. In these circumstances, we may not be able to sell our software products at competitive prices or at all, and our business, prospects, financial condition and operating results would be harmed.

Intellectual property discovered through government funded programs may be subject to federal regulations such as "march-in" rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We may develop, acquire or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the U.S. government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as "march-in rights"). Such "march-in" rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government may also have the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees' former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee's former employers. Litigation may be necessary to defend against these claims. If we fail to defend against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be forced to seek a license, which may not be available on commercially acceptable terms or at all. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our software products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Securities

The issuance or sale of shares of our Common Stock, or rights to acquire shares of our Common Stock could depress the trading price of our Common Stock and may cause dilution to our existing stockholders.

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities in the year ended December 31, 2024, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

If we issue additional shares of our Common Stock or rights to acquire shares of our Common Stock, if any of our existing stockholders sells a substantial amount of our Common Stock, or if the market perceives that such issuances or sales may occur, then the trading price of our Common Stock may significantly decrease. In addition, our issuance of additional shares of Common Stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing stockholders.

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

"Sell-to-cover" transactions can be used in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our Common Stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations and, if applicable, exercise price associated with these awards. As a result of these transactions, a significant number of shares of our Common Stock may be sold over a limited time period in connection with significant vesting events. We may also settle tax withholding obligations in connection with vesting of awards through "net settlement," in which we remit cash to satisfy the tax withholding obligation and withhold a number of the vested shares on each vesting date. Depending on the fair value of our Common Stock and the number of awards vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

The markets for our publicly traded securities have been volatile and may not continue at all.

Since September 24, 2021, when Rotor consummated the previously announced business combination (the "Business Combination") and the commencement of the trading of our Common Stock and deSPAC Public Warrants (as defined below) on the Nasdaq Global Market, the prices of our publicly traded securities have been volatile and may continue to fluctuate significantly due to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market's expectations about our operating results;
•
the public's reaction to our press releases, our other public announcements and our filings with the SEC;
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
•
the volume of shares of our publicly traded securities, including as a result of the exercise of our deSPAC Public Warrants or the exercise or vesting of employee equity awards;
•
any major change in our board of directors or management;
•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
the realization of any of the risk factors discussed herein;
•
additions or departures of key personnel;
•
failure to comply with Nasdaq listing requirements (see "Our publicly traded securities are subject to potential delisting from The Nasdaq Global Market if we do not meet Nasdaq's continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and warrants");
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

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our publicly traded securities are subject to potential delisting from the Nasdaq Global Market if we do not meet Nasdaq's continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock and warrants.

Our listing on the Nasdaq Global Market is contingent upon meeting all the continued listing requirements of the Nasdaq Global Market. On two occasions in the past, we received notice from Nasdaq that we were not in compliance with its continued listing requirements based on the minimum bid price per share of our Common Stock. While in each case we were able to achieve compliance within the compliance period, if we fail to meet any listing requirements, we could again receive notice of non-compliance and in that case may not be able to regain compliance. If our Common Stock or deSPAC Public Warrants are delisted from the Nasdaq Global Market and are not eligible for quotation or listing on another market or exchange, we may be transferred to an over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our shares, and it would likely also reduce the visibility, liquidity, and value of our Common Stock, reduce institutional investor interest in us, and may increase the volatility of our Common Stock. Delisting could also cause a loss of confidence of potential industry partners, lenders and employees, which may harm our ability to raise capital through alternative financing sources on terms acceptable to us, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price. If an active trading market for our securities is not sustained with sufficient trading volume, you may have limited or no ability to sell your securities.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, then the price and trading volume of our Common Stock could decline.

The trading markets for our Common Stock and deSPAC Public Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Analysts who previously covered us in the past have since ceased publishing research or reports about us. If any analysts who cover us in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and deSPAC Public Warrants would likely decline. If any analyst covering our company in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and deSPAC Public Warrants to decline.

There is no guarantee that the deSPAC Public Warrants or the deSPAC Private Placement Warrants will ever be in the money, and they may expire worthless.

On January 20, 2021, Rotor consummated the initial public offering ("IPO") of 27,600,000 units (the "Units"). Each Unit included one sixth of a share of Class A Common Stock and one half of one warrant (the "deSPAC Public Warrants"). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the "deSPAC Private Placement Warrants," and together with the deSPAC Public Warrants, the "deSPAC Warrants") in a private placement to Rotor Sponsor LLC. The exercise price of our deSPAC Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our deSPAC Warrants is $11.50 per warrant. Upon exercise of the deSPAC Warrants the number of shares of Common Stock issuable shall be adjusted 1-for-6, the same ratio as the reverse stock split that was effective as of July 5, 2023, such that each warrant will be exercisable for 1/6 of a share of our Common Stock for a purchase price of $11.50 per warrant. There is no guarantee that the deSPAC Warrants will ever be in the money prior to their expiration, and as such, the deSPAC Warrants may expire worthless.

We may redeem unexpired deSPAC Warrants prior to their exercise at a time that is disadvantageous to deSPAC Warrant holders, thereby making their deSPAC Warrants worthless.

We have the ability to redeem outstanding deSPAC Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $60.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the deSPAC Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the deSPAC Public Warrants may be redeemed, see "Description of Securities—Warrants—Public Stockholders' Warrants" in this Annual Report. If and when the deSPAC Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding deSPAC Warrants could force the deSPAC Warrant holders (1) to exercise their deSPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (2) to sell their deSPAC Warrants at the then-current market price when they might otherwise wish to hold their deSPAC Warrants or (3) to accept the nominal redemption price which, at the time the outstanding deSPAC Warrants are called for redemption, is likely to be substantially less than the market value of their deSPAC Warrants. None of the deSPAC Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. None of the warrants sold in private placement under the Investor Purchase Agreement and the Insider Purchase Agreement are redeemable by us.

DeSPAC Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of common stock (the "2024 Warrants"). As of December 31, 2024, there were 3,220,805 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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
•
stockholder vote of at least 66-2/3% required to remove a director for "cause";

•
stockholder vote of at least 66-2/3% required to approve certain amendments to the Charter and Bylaws; and
•
the designation of Delaware and federal courts as the exclusive forums for certain disputes.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The JOBS Act permits "emerging growth companies" like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (1) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (2) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 20, 2026, the fifth anniversary of Rotor's initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and deSPAC Public Warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Investors may find our Common Stock or deSPAC Public Warrants less attractive because we rely on these exemptions and may continue to rely on them to the extent they remain available to us. If some investors find our Common Stock or deSPAC Public Warrants less attractive as a result of these exemptions and reduced disclosure as an emerging growth company, there may be a less active trading market for and/or more price volatility with respect to our Common Stock or deSPAC Public Warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks and Integrated Overall Risk Management

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and includes technical, administrative and physical controls, including encryption, firewalls, anti-virus systems and well-documented processes and policies. We continue to promote a company-wide culture of cybersecurity risk management. Cybersecurity considerations are integrated in our decision-making processes. We have an experienced IT team led by our Vice President of Information Systems, who has many years of experience in IT management, and reports directly to the Chief Executive Officer and works closely with our management team to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our VP of Information Systems provides regular updates on cybersecurity to the Audit Committee of the board of directors. Our board of directors, as a whole and through the Audit Committee of the board of directors, exercises oversight with respect to cybersecurity and our risk management strategy, consistent with its approach to overseeing our enterprise risk management as a whole.

Engagement of Third Parties on Risk Management

We engage with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights. Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.

Oversight of Third-Party Risk

We have established processes to oversee and manage risks relating to third-party service providers. For example, our Security Operations Center, employs a Security Information and Event Management ("SIEM") and other systems to monitor risks while also conducting security assessments of third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations or financial condition. From time to time, we experience cybersecurity events that require investigation. For additional information regarding whether any risks from cybersecurity threats, including as a result of any cybersecurity incidents are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition, please refer to Item 1A, "Risk Factors," in this Annual Report on Form 10-K, including the risk factor entitled "We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, and data processed by us or third-party vendors."

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and deSPAC Public Warrants are traded on the Nasdaq Global Market under the symbols "PDYN" and "PDYNW," respectively.

Holders

As of February 11, 2025, there were 382 stockholders of record of our Common Stock and 32 holders of record of our warrants.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our mission is to deliver artificial intelligence software products that enable robotic and unmanned platforms, or robotic systems, in the industrial and defense sectors to perform complex tasks in arbitrary (i.e., unstructured and dynamic) human environments. Our AI/ML Foundational Technology enhances the utility and functionality of third-party stationary and mobile robotic systems by allowing these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Foundational Technology is designed with artificial intelligence ("AI"), and machine learning ("ML"), technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system and not in the cloud) without extensive programming, training or the latency associated with processing in the cloud. We believe this "human-like" ability to learn, reason and adapt will be a key differentiator in assisting our customers to enhance productivity in dynamic or unstructured environments, where human reasoning has traditionally been required to complete the task. We designed our AI/ML Foundational Technology to be hardware agnostic, meaning that our AI/ML software products are designed so that with a minimal integration effort they will be able to function on a wide variety of industrial robots, cobots, unmanned aerial vehicles ("UAV"), unmanned ground vehicles ("UGV") and other remotely operated vehicles ("ROV").

Our AI/ML Foundational Technology is the foundational technology for our two software products. The first, Palladyne IQ, has been developed for use with industrial robots and cobots, and the second, Palladyne Pilot, is being developed for use with unmanned platforms with our current focus being Class 1 UAVs. We released the initial commercial version of our Palladyne IQ product in October 2024 and expect to release the initial commercial version of Palladyne Pilot by the end of the first quarter of 2025. Our Palladyne IQ product continues to undergo reliability testing, debugging and other stabilizing improvements as we continue internal testing and learn from customer trials.

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful in demonstrating the value of our products with these early adopters, there will be many potential customers that follow. Palladyne IQ is being offered through a term-based licensing model that would result in a recurring revenue stream. We may also offer add-on functionality for an additional license fee. We may charge an upfront fee for the hardware associated with Palladyne IQ or embed the cost into the license fee. We anticipate offering Palladyne Pilot through a device-based licensing model. We expect to begin generating revenues from commercial customers of Palladyne IQ and Palladyne Pilot in 2025. The majority of our sales and marketing efforts are focused initially on U.S. markets, but we are also exploring opportunities in select non-U.S. markets on a more limited basis.

We have U.S. government revenue-generating contracts related to various aspects of our AI/ML Foundational Technology and our Palladyne IQ and Palladyne Pilot products. As scheduled to date, we have timely met all the development milestones associated with these contracts and recognized revenue based on work completed. Please see Part II Item 1A Risk Factors for a discussion of the risks related to these activities, in particular those discussed under "Risks Related to our Business".

As a result of our business evaluation and refined product strategy announced in 2023, we reorganized our operations to focus on the development and commercialization of our AI/ML Foundational Technology and have taken actions to reduce costs, including the 2023 RIFs and winding down substantially all of our operations in Pittsburgh, Pennsylvania. For additional information around the risks associated with our strategy decision-making see Part I Item 1A Risk Factors "Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects".

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I Item 1A Risk Factors of this Annual Report on Form 10-K.

Development, Testing and Commercial Launch of our AI/ML Foundational Technology

We currently expect to derive commercial licensing revenues from Palladyne IQ and Palladyne Pilot beginning in 2025. We expect to continue commercialization efforts, internal testing and customer trials for both products throughout 2025. Whether we are successful in these efforts depends on many factors, including those discussed under Part I Item 1A Risk Factors "Risks Related to Our Business." Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

Financing of Operations

We intend to use our cash on hand to continue to enhance our software products, conduct product development activities, pursue marketing and sales opportunities and fund operations as we seek to commercialize and achieve revenue from our products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop and sell products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase.

We have taken and continue to take numerous steps to manage our use of cash. For example, the 2023 RIFs allowed us to further conserve our cash resources and manage operating expenses. The last cash payments related to the 2023 RIFs were paid during the first quarter of 2024. Additionally, during the fourth quarter of 2024 we raised approximately $25 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities in the year ended December 31, 2024, see "Liquidity and Capital Resources."

We believe we have sufficient liquidity to operate for at least the next 12 months without the need to raise additional capital. However, we may decide to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the successful commercialization and sales of our AI/ML software products will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and may result in the need to raise additional capital. We will continue to carefully evaluate our use of cash and liquidity.

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development. Through our hardware development efforts over many years, including our AI-related software development efforts, we developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Foundational Technology and related products. We believe our financial performance is dependent on our ability to successfully develop and commercialize our products. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for and sell our products. If we fail to do this, our market and financial position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, tariffs or the threat of tariffs, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software products and the budgets of our customers and their expected return-on-investment from the purchase of a license for our software product. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 13, Segment Information, in the accompanying consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenue, Net

We have historically derived our revenue from two sources. First, we enter into research and development agreements primarily with the government and leverage these contracts to further our product development efforts. We expect to continue to derive revenue from research and development agreements in future periods. Product development contract revenue consists of revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts.

Second, we have historically sold our legacy hardware products and related parts and repair services. Product revenue primarily consists of sales of our legacy hardware products. Due to our recent shift in focus away from sales of our hardware products and to licensing of our software products, in the future we expect to derive revenue from licensing fees. We have not yet recognized any such licensing revenue.

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of our robotics systems, software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the FAR. The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic systems and software. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, we recognize losses at the contract level in earnings in the period in which they are incurred.

Product Revenue

Product revenue has related to sales of our legacy hardware products, and certain miscellaneous parts, accessories and repair services. We have generally provided a limited one-year warranty on hardware product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Operating Expenses

Cost of Revenue

Our cost of revenue consists of direct and overhead expenses related to either the sale of our legacy hardware products or our product development contract revenue. Direct expenses include direct labor used in the production of a product or in our product development contracts, benefits expense associated with direct labor and materials directly tied to our product sale or product development contracts. Overhead expenses include allocable supervisory labor, benefits expense associated with supervisory labor, allocation of facilities expense including rent and utilities and allocation of IT labor support and equipment. Overhead expenses not allocated to cost of revenue are expensed across research and development, general and administrative and sales and marketing expenses, as applicable.

Research and Development

Research and development expenses are mainly comprised of costs from the continuing development and refinement of our AI/ML Foundational Technology and related products, the continuing research and development costs associated with current and future products and now suspended development of our robotic systems. These expenses include labor and related benefit expenses, materials and supplies used in our laboratories, patent expenses and related overhead expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative

Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, human resources and other administrative teams, as well as certain executives. In addition, general and administrative expenses include insurance, public company compliance related costs, including outside legal and accounting expenses, other professional fees, facilities and IT expense not allocated to other operating expense categories and related overhead expense.

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

Intangible Amortization Expense

Amortization of intangible assets primarily consists of amortization of identified finite-lived trade name and trademarks, developed technology and customer relationship assets that were acquired as part of the acquisition of RE2, Inc. These costs were amortized on a straight-line basis over their expected useful lives.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses consist primarily of severance and benefit payments, and acceleration of stock-based compensation expense related to the 2023 RIFs, the write-down of inventory, accelerated amortization of our intangible assets, accelerated depreciation of our property, plant and equipment and the write-off of certain assets as a result of our product development reprioritization and pivot in strategy to focus on our AI/ML Foundational Technology and related products.

Other (Loss) Income

Interest Income, Net

Interest income consists primarily of interest received or earned on our cash and marketable securities balances. Portions of our cash resided in money market investments and in U.S. Treasury securities at various points during the year.

(Loss) Gain on Warrant Liabilities

(Loss) gain on warrant liabilities consists of the change in fair value of the deSPAC Warrants and the 2024 Warrants.

Other Income, Net

Other income, net consists primarily of other miscellaneous non-operating items such as proceeds from the CARES Act employee retention credit.

Income Tax Expense

Income taxes consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. Deferred income taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Revenue, net

The following table presents our revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Product Development Contract Revenue	$5,120	$5,256	$(136)	(3)%
Product Revenue	2,666	890	1,776	200%
Revenue, net	$7,786	$6,146	$1,640	27%

Revenue increased by $1.6 million, or 27%, from $6.1 million in the year ended December 31, 2023 to $7.8 million in the year ended December 31, 2024, as explained below.

Product Development Contract Revenue

Revenue derived from product development contracts decreased by $0.1 million, or 3%, from $5.3 million for the year ended December 31, 2023 to $5.1 million for the year ended December 31, 2024. The decrease was primarily due to the completion of certain product development contracts during 2023 that have not yet been replaced with new contracts. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales increased by $1.8 million, or 200%, from $0.9 million for the year ended December 31, 2023 to $2.7 million for the year ended December 31, 2024. The increase was primarily due to one-time legacy hardware product sales during the year ended December 31, 2024.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Operating expenses:
Cost of revenue	$3,488	$5,041	$(1,553)	(31)%
Research and development	10,437	39,012	(28,575)	(73)%
General and administrative	16,842	31,454	(14,612)	(46)%
Sales and marketing	4,134	10,828	(6,694)	(62)%
Intangible amortization expense	—	2,821	(2,821)	(100)%
Asset write-down and restructuring	(192)	37,946	(38,138)	(101)%
Total operating expenses	$34,709	$127,102	$(92,393)	(73)%

Cost of Revenue

Cost of revenue decreased by $1.6 million, or 31%, from $5.0 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024. Cost of revenue decreased mainly due to decreased labor and material expenses charged to product development contracts due to contract mix, partially offset by increased product costs associated with our product revenue during the year ended December 31, 2024.

Research and Development

Research and development expenses decreased by $28.6 million, or 73%, from $39.0 million for the year ended December 31, 2023 to $10.4 million for the year ended December 31, 2024. The decrease was driven primarily by reduced labor and labor related expenses due to the 2023 RIFs. Also contributing to the decrease were lower materials and outside professional services expenses due to the suspension of robotic systems and hardware projects beginning in 2023.

General and Administrative

General and administrative expenses decreased by $14.6 million, or 46%, from $31.5 million for the year ended December 31, 2023 to $16.8 million for the year ended December 31, 2024. General and administrative expense decreased primarily due to reduced labor and labor related expenses, including stock-based compensation, due to the 2023 RIFs. Legal and business insurance expenses also decreased due to the overall decrease in operations as compared to the prior year.

Sales and Marketing

Sales and marketing expenses decreased by $6.7 million, or 62%, from $10.8 million for the year ended December 31, 2023 to $4.1 million for the year ended December 31, 2024. This decrease was driven by decreases in professional service fees related to third-party platform expense utilized in data management of our products and services, labor and labor-related expenses due to the 2023 RIFs and events and public relations expenses.

Intangible Amortization Expense

As a result of our product development reprioritization announced in November 2023, our intangible assets were fully amortized as of December 31, 2023.

Asset Write-down and Restructuring

Asset write-down and restructuring expenses were $37.9 million for the year ended December 31, 2023, as a result of the prior year product development reprioritization. There were no significant asset write-down and restructuring costs for the year ended December 31, 2024.

Other (Loss) Income

The following table presents other (loss) income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Other (loss) income
Interest income, net	$1,244	$3,294	$(2,050)	(62)%
(Loss) gain on warrant liabilities	(46,935)	162	(47,097)	(29,072)%
Other income, net	2	1,914	(1,912)	(100)%
Total other (loss) income	$(45,689)	$5,370	$(51,059)	(951)%

Other (loss) income decreased by $51.1 million from other income of $5.4 million to other loss of $45.7 million for the year ended December 31, 2024 as compared to the prior year period as a result of increased unrealized mark-to-market losses on our outstanding warrants, the lack of employee retention credit refunds received in 2024 as compared to 2023 and decreased interest income from our investments in marketable securities due to the reduction in invested funds during 2024.

Income Tax Benefit (Expense)

We had no significant income tax expense for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, our recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of December 31, 2024, was $3.0 million, $2.4 million of which was funded and $0.6 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $9.9 million as of December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had $40.1 million in cash, cash equivalents and marketable securities. We have incurred losses and negative cash flows from operations since inception and are likely to continue to incur losses and negative cash flows from operations in the near term. As of December 31, 2024, we had an accumulated deficit of approximately $490.8 million and working capital of $38.3 million. On October 31, 2024, we announced that we raised approximately $7.0 million in gross proceeds from the sale of our Common Stock and warrants pursuant to the Investor Purchase Agreement and the Insider Purchase Agreement.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies to sell shares of our common stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our common stock pursuant to the Sales Agreement. As of December 31, 2024, we had sold a total of 3,680,543 shares of our common stock under the Sales Agreement for gross sales proceeds of approximately $18.0 million, before deducting commission and other expenses. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. From January 1, 2025 through the date of this Report, we had sold a total of 1,335,807 shares of our common stock under the Sales Agreement for gross sales proceeds of approximately $14.4 million, before deducting commission and other expenses. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

Our primary use of cash is for operations and administrative activities including employee-related expenses and general, operating and overhead expenses. While we do not have any debt, we do have a long-term lease for our facilities in Salt Lake City, Utah. Future capital requirements will depend on many factors, including the timing and extent of development efforts, the expansion and results of sales and marketing activities, the sales cycle for our products, customer acquisition and revenues, revenue growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of our products.

We have taken many steps to reduce our use of cash, for example, we suspended our hardware product development efforts and focusing those efforts on our AI/ML Foundational Technology and related products, conducted the 2023 RIFs and terminated our operations in Pittsburgh, Pennsylvania. We plan to use our existing capital to complete the development of the initial commercial version of Palladyne Pilot and conduct sales and marketing efforts for both Palladyne IQ and Palladyne Pilot, as well as continue product development efforts for the next versions of our products.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to release and license our commercial products and thereby recognize associated revenue and capital requirements to conduct marketing and sales activities prior to receiving payments sufficient to cover our costs. Any delays in the successful commercialization of our software products will negatively impact our ability to generate revenue, profitability, overall operating performance and financial condition. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

We may enter into arrangements to acquire or invest in complementary businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. If additional financing is required from outside sources in connection with these arrangements, we may not be able to raise it on terms acceptable to us, or at all.

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the 2023 RIFs and other related actions. However, we may decide to seek additional financing, and we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists including under our "at-the-market" equity offering programs. Any delays in the successful commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part I Item 1A Risk Factors "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

As of December 31, 2024, our total minimum lease payments are $13.7 million, of which $1.6 million are due in the next 12 months. For detail regarding our lease obligations refer to Note 4 Leases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,		2024 vs. 2023 Change
(In thousands)	2024	2023	Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(22,627)	$(76,620)	$53,993	(70)%
Net cash provided by investing activities	6,876	64,682	(57,806)	(89)%
Net cash provided by (used in) financing activities	23,800	(82)	23,882	(29,124)%
Net increase (decrease) in cash, cash equivalents	$8,049	$(12,020)	$20,069	(167)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the twelve months ended December 31, 2024, decreased by $54.0 million to $22.6 million from $76.6 million during the prior year. The decrease in net cash used in operating activities was primarily attributable to a $43.0 million decrease in net loss, which was driven by the 2023 RIFs, and a net increase of $6.5 million in non-cash expenses due to increases in the change in fair value of our warrant liabilities, partially offset by a decrease in asset write-down expenses. Additionally, net cash used in operating activities related to changes in operating assets and liabilities decreased by $4.5 million, primarily the result of decreased inventory purchases.

Net Cash Provided by Investing Activities

Our net cash provided by investing activities during the twelve months ended December 31, 2024 decreased by $57.8 million. The decrease in cash provided by investing activities is predominantly due to the maturities, net of purchases, of $65.5 million of marketable securities during the twelve months ended December 31, 2023, as compared to the maturities, net of purchases, of $7.1 million of marketable securities during the twelve months ended December 31, 2024.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided in financing activities during the twelve months ended December 31, 2024 increased by $23.9 million as compared to the prior year period. The increase in cash provided by financing activities is predominantly due to the $23.8 million in net proceeds from the sale of our Common Stock and warrants, after deducting transaction costs related to the issuance of our Common Stock during the twelve months ended December 31, 2024.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the "JOBS Act") exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an "emerging growth company" as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year's second fiscal quarter, (2) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (3) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (4) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Revenue Recognition

We have historically recognized revenue from our legacy hardware products and from contractual arrangements to perform product development contract services that are fully funded by our customers. We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue from product development contracts is recognized over time as products and services are provided. For fixed priced contracts we measure progress toward satisfaction of performance obligations using costs incurred to date relative to total estimated costs ("cost-to-cost"). Research and development contracts may last multiple years and estimation of the total transaction price and expected cost requires management's judgment. Based on the nature of our research and development contracts, the work to be performed is often complex and may involve new processes, procedures, and tasks which creates uncertainty in estimating contract costs. All estimates impacting revenue recognition, including estimates of total expected costs, are reviewed on a periodic basis, at least quarterly.

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

Warrant Liabilities

We issued the 2024 Warrants on November 1, 2024. The 2024 Warrants were determined to be liability classified instruments upon issuance. The fair value of the 2024 Warrants were initially and subsequently measured using a Monte Carlo valuation model, which includes assumptions that are based on the individual characteristics of the 2024 Warrants on the valuation date, and assumptions related to probability of a fundamental transaction occurring, expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. Any changes in the fair value of the 2024 Warrants are recorded as a component of other income and expense.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Palladyne AI Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Palladyne AI Corp. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2024

Salt Lake City, Utah

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palladyne AI Corp., formerly known as Sarcos Technology and Robotics Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Palladyne AI Corp., formerly known as Sarcos Technology and Robotics Corporation (the Company) as of December 31, 2023, the related consolidated statement of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2020 to 2024.

Salt Lake City, Utah

February 28, 2024,

except for Note 13, as to which the date is

February 20, 2025

PALLADYNE AI CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$31,188	$23,139
Marketable securities	8,883	15,947
Accounts receivable, net of allowance for credit losses of $0.3 million and $0.0 million at December 31, 2024 and 2023, respectively	134	555
Unbilled receivables	1,179	2,034
Inventories	71	1,065
Prepaid expenses and other current assets	1,275	2,323
Total current assets	42,730	45,063
Property and equipment, net	4,244	4,842
Operating lease assets	8,841	10,092
Other non-current assets	438	429
Total assets	$56,253	$60,426
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$435	$1,291
Accrued liabilities	2,919	5,805
Current operating lease liabilities	1,079	1,360
Total current liabilities	4,433	8,456
Operating lease liabilities	9,957	11,036
Warrant liabilities	51,396	29
Total liabilities	65,786	19,521
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of December 31, 2024, and December 31, 2023; 33,883,894 and 25,877,865 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	481,289	459,113
Accumulated other comprehensive income	6	3
Accumulated deficit	(490,831)	(418,214)
Total stockholders’ equity (deficit)	(9,533)	40,905
Total liabilities and stockholders’ equity (deficit)	$56,253	$60,426

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue, net	$7,786	$6,146
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	3,488	5,041
Research and development	10,437	39,012
General and administrative	16,842	31,454
Sales and marketing	4,134	10,828
Intangible amortization expense	—	2,821
Asset write-down and restructuring	(192)	37,946
Total operating expenses	34,709	127,102
Loss from operations	(26,923)	(120,956)
Interest income, net	1,244	3,294
(Loss) gain on warrant liabilities	(46,935)	162
Other income, net	2	1,914
Loss before income tax expense	(72,612)	(115,586)
Income tax expense	(5)	(7)
Net loss	$(72,617)	$(115,593)
Net loss per share
Basic and diluted	$(2.71)	$(4.51)
Weighted-average shares used in computing net loss per share
Basic and diluted	26,774,895	25,639,270

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(72,617)	$(115,593)
Other comprehensive income:
Change in unrealized gain on available-for-sale investments	3	20
Total other comprehensive income	3	20
Comprehensive loss	$(72,614)	$(115,573)

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(72,617)	$(115,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,805	12,043
Depreciation of property and equipment	825	1,554
Amortization of intangible assets	—	2,821
Change in fair value of warrant liabilities	46,935	(162)
Allowance for credit losses	285	—
Amortization of investment discount	(75)	(2,055)
Asset write-down	—	30,101
Changes in operating assets and liabilities:
Accounts receivable	136	1,311
Unbilled receivable	855	2,126
Inventories	994	(8,759)
Prepaid expenses and other current assets	1,048	2,167
Operating lease assets & other non-current assets	1,242	1,249
Accounts payable	(819)	(2,326)
Accrued liabilities and current operating lease liabilities	(3,164)	253
Operating lease liabilities	(1,077)	(1,350)
Net cash used in operating activities	(22,627)	(76,620)
Cash flows from investing activities:
Purchases of property and equipment	(265)	(782)
Purchases of marketable securities	(8,859)	(64,536)
Maturities of marketable securities	16,000	130,000
Net cash provided by investing activities	6,876	64,682
Cash flows from financing activities:
Proceeds from exercise of stock options	130	—
Shares repurchased for payment of tax withholdings	(105)	(78)
Payment of obligations under capital leases	(3)	(4)
Proceeds from issuance of warrants	4,432	—
Proceeds from issuance of common stock	20,028	—
Payment of transaction costs related to issuance of common stock	(682)	—
Net cash provided by (used in) financing activities	23,800	(82)
Net increase (decrease) in cash, cash equivalents	8,049	(12,020)
Cash and cash equivalents at beginning of period	23,139	35,159
Cash and cash equivalents at end of period	$31,188	$23,139
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$7

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	25,708,519	$3	$447,085	$(17)	$(302,621)	$144,450
Stock-based compensation	—	—	12,043	—	—	12,043
Common stock issued under equity award plans	219,175	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(49,829)	—	(15)	—	—	(15)
Other comprehensive loss	—	—	—	20	—	20
Net loss	—	—	—	—	(115,593)	(115,593)
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	2,805	—	—	2,805
Common stock issued under equity award plans	958,553	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(57,352)	—	(105)	—	—	(105)
Exercise of stock options	203,480	—	130	—	—	130
Issuance of common stock, net of cost	6,901,348	—	19,346	—	—	19,346
Other comprehensive loss	—	—	—	3	—	3
Net loss	—	—	—	—	(72,617)	(72,617)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

The Company's full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") has been designed with artificial intelligence ("AI") and machine learning ("ML") technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system) without extensive programming and with minimal robot training. To reflect the Company's transition from a hardware-focused company, in March 2024 the Company changed its name from Sarcos Technology and Robotics Corporation to Palladyne AI Corp.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year begins on January 1 and ends on December 31.

Reverse Stock Split

On July 5, 2023, the Company effected a 1-for-6 reverse stock split ("Reverse Stock Split") of the Company's outstanding shares of common stock, as approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on June 14, 2023. All share and per share amounts of common stock, options, warrants, restricted stock and restricted stock units in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve contract revenue recognized based on estimates of total contract costs and cost to complete uncompleted contracts, estimates of potential losses on uncompleted contracts, impairment evaluation of contract and long lived assets, assumptions used for leases, valuation allowance for net deferred income taxes and valuation of the Company's stock-based compensation and warrants. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $40.1 million as of December 31, 2024, compared to $39.1 million as of December 31, 2023. The Company has incurred losses and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of December 31, 2024, the Company also had an accumulated deficit of approximately $490.8 million and working capital of $38.3 million.

These financial statements have been prepared in accordance with GAAP and on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's main source of liquidity has been cash generated by equity offerings. The Company's primary use of cash is for operations and administrative activities including employee-related expenses, and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company's timing and extent of development efforts, the expansion and success of sales and marketing activities, customer growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company's products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable and unbilled receivables. The Company's cash is placed with high-credit-quality financial institutions and issuers, and generally exceeds federally insured limits. The Company's cash equivalents and marketable securities are money market funds or U.S. Treasury bills with maturity dates within one year. The Company has not realized any losses relating to its cash, cash equivalents or marketable securities.

Accounts Receivable

As of December 31, 2024, three customers accounted for more than 10% of the Company's accounts receivable, which in total represented 100% of the accounts receivable as of December 31, 2024. As of December 31, 2023, three customers accounted for more than 10% of the Company's accounts receivable, which in total represented 90% of the accounts receivable as of December 31, 2023.

Revenue

Two and five customers accounted for more than 10% of the Company's revenue for each of the years ended December 31, 2024 and 2023, respectively. These concentrations accounted for 98% and 85% of revenue for the years ended December 31, 2024 and 2023, respectively. The total amount of revenue for each such customer was as follows:

(In thousands)	2024	2023
Customer A	$5,100	$1,618
Customer B	2,551	—
Customer C	—	1,116
Customer D	—	883
Customer E	—	815
Customer F	—	808

Cash and Cash Equivalents

The Company considers cash as deposits held in bank accounts and undeposited funds. All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's cash equivalents may be comprised of money market funds, certificates of deposit of major financial institutions and U.S. Treasury bills.

Marketable Securities

The Company's marketable securities consist primarily of U.S. Treasury bills. The Company classifies securities that have effective maturities of greater than three months as marketable securities in its consolidated balance sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable debt securities are classified as available-for-sale. The Company carries the marketable debt securities at fair value, and reports the unrealized gains and losses in accumulated other comprehensive income within the consolidated balance sheets. If the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the consolidated statements of operations. There were no allowances for credit losses related to marketable debt securities recorded during the twelve months ended December 31, 2024 and 2023.

Accounts Receivable

Receivables are recorded at the amount the Company expects to collect. Management determines the need for an allowance for credit losses using a specific identification method after taking into account all of its remedies for collection. Management recorded $0.3 million allowance for credit losses during the twelve months ended December 31, 2024. Management determined no allowance for credit losses was necessary as of December 31, 2023. Receivables are comprised of amounts invoiced for completed contracts and contracts in progress.

Inventories

Inventories primarily consist of raw materials, work-in-process and finished goods. Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed on the first-in, first-out basis and include material, labor and manufacturing overhead. Adjustments are also made to reduce the value of inventory for estimated excess or obsolete balance by evaluating inventory against forecasted revenue and production requirements.

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

Expenditures for maintenance and repairs are expensed when incurred and betterments that extend the useful lives of property and equipment are capitalized. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated, and any gain or loss is reflected in the statement of operations.

Leases

In accordance with ASC 842, the Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of unpaid lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

Some of the Company's leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company's lease agreements contain variable lease payments for common area maintenance, utility, insurance and tax. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which includes property and equipment, and operating lease assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets.

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

(1)
Identify the contract with a customer: A contract with a customer exists when (a) the Company enters into an enforceable contract with a customer that defines each party's rights and obligations regarding the products and services to be transferred and identifies the payment terms related to these products and services, (b) the contract has commercial substance and (c) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. Contract modifications may include changes in scope of work, and/or the period of completion of the project. The Company analyzes contract modifications to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

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

(3)
Determine the transaction price: The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. Such amounts are typically stated in the customer contract. However, to the extent that the Company identifies variable consideration, the Company will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company's current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customer's discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

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

Revenue from Contracts with Customers

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company's products. Second, the Company sells its products and related parts and repair services. Product development contract revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Historically, product revenue primarily consists of sales of the Company's hardware products.

Product Development Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of the Company's products and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation ("FAR"). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Product Revenue

Product revenue relates to sales of the Company's commercially available products, and certain miscellaneous parts, accessories and repair services. The Company provides a limited one-year warranty on product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

The revenue recognized for Product Development Contract Revenue and Product Revenue were as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023
Product Development Contract Revenue	$5,120	$5,256
Product Revenue	2,666	890
Revenue, net	$7,786	$6,146

Contract Balances

The timing of revenue recognition, billing and cash collection results in the recognition of accounts receivable, unbilled receivables, contract assets and deferred revenue in the Company's consolidated balance sheets.

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Contract Assets (Long-Term)	Deferred Revenue (Current)
Opening Balance as of December 31, 2022	$1,866	$4,160	$62	$11	$—
(Decrease)/increase, net	(1,311)	(2,126)	(12)	(10)	75
Ending Balance as of December 31, 2023	$555	$2,034	$50	$1	$75
(Decrease)/increase, net	(421)	(855)	(22)	(1)	173
Ending Balance as of December 31, 2024	$134	$1,179	$28	$—	$248

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the year ended December 31, 2024, the Company recognized all of the deferred revenue which existed at December 31, 2023. During the year ended December 31, 2023, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2022.

Remaining Performance Obligations

As of December 31, 2024, the Company had backlog, or revenue related to remaining performance obligations, of $3.0 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company's backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. Deferred income taxes represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis, to ascertain whether it is more likely than not that deferred tax assets will be realized. If the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

Recently Adopted Accounting Pronouncements

As an emerging growth company ("EGC"), the Jumpstart Our Business Startups Act ("JOBS Act") allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13, Segment Information, in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Standard Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2026 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect a material impact on its consolidated financial statements related to ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$12,927	$—	$—	$12,927
Marketable securities:
U.S. treasury securities	8,883	—	—	8,883
Total assets	$21,810	$—	$—	$21,810

Liabilities:
Warrant liabilities	$11,630	$4,128	$35,638	$51,396
Total liabilities	$11,630	$4,128	$35,638	$51,396

	As of December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,973	$—	$—	$4,973
Marketable securities:
U.S. treasury securities	15,947	—	—	15,947
Total assets	$20,920	$—	$—	$20,920

Liabilities:
Warrant liabilities	$—	$29	$—	$29
Total liabilities	$—	$29	$—	$29

As of December 31, 2024, the Company held $21.8 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Raw materials	$71	$—
Finished goods, net	$—	$1,065
Total inventories	$71	$1,065

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Prepaid insurance	$367	$873
Software	647	1,028
Other prepaid expenses and assets	261	422
Total prepaid expenses and other current assets	$1,275	$2,323

Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Robotics and manufacturing equipment	$1,128	$1,841
Leasehold improvements	3,927	4,458
Computer equipment	1,251	1,729
Financed leased computer equipment	—	19
Software	1	44
Furniture and fixtures, and other fixed assets	951	1,018
Property and equipment, gross	7,258	9,109
Accumulated depreciation	(3,014)	(4,267)
Property and equipment, net	$4,244	$4,842

Depreciation expenses were $0.8 million for the year ended December 31, 2024. Depreciation expenses were $2.8 million for the year ended December 31, 2023, $1.2 million of which was accelerated depreciation related to shutting down our facilities in Pittsburgh, Pennsylvania, which is included in asset write-down and restructuring on the consolidated statements of operations.

Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Payroll and related costs	$1,811	$3,913
Contract restructuring accrual	—	506
Legal services accrual	230	547
Deferred revenue	248	75
Other contract liabilities	496	—
Other accrued expenses and current liabilities	134	764
Total accrued liabilities	$2,919	$5,805

4. Leases

The Company leases real estate for office and lab space under operating leases with varying expiration dates through 2033. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Certain of the operating leases include renewal options ranging from three to five years, which are not recognized as part of the right-of-use assets as the Company is not reasonably certain that the options will be exercised.

Lease costs for operating leases are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Operating lease cost	$1,859	$1,859
Variable lease cost	695	773
Total lease cost	$2,554	$2,632

The following table summarizes the Company's lease term and discount rate assumptions:

	Year Ended December 31,
	2024	2023
Operating leases
Weighted-average remaining lease term (years)	8.3	9.0
Weighted-average discount rate:	5.4%	5.4%

Supplemental cash flow and other information related to leases:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,968	$1,546

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of December 31, 2024 are as follows:

(In thousands)	Operating Leases
2025	$1,619
2026	1,488
2027	1,529
2028	1,571
2029	1,614
2030 and thereafter	5,852
Total lease payments	13,673
Less interest	2,637
Present value of lease liabilities	$11,036

5. Intangible Assets

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In years)
Trade name and trademarks	$1,000	$1,000	$—	—
Developed technology	9,600	9,600	—	—
Customer relationships	10,700	10,700	—	—
Total	$21,300	$21,300	$—

The Company had no intangible amortization expense during the year ended December 31, 2024. The Company recorded $2.8 million of amortization expense during the year ended December 31, 2023, which was recorded as intangible amortization expense in the consolidated statement of operations. As a result of the Company's product development reprioritization announced in November 2023, the Company reassessed the remaining useful-lives of its intangible assets. The Company recorded $16.3 million of accelerated amortization expense during the year ended December 31, 2023, which is included in asset write-down and restructuring in the consolidated statements of operations.

6. Earn-Out Shares

On September 24, 2021 (the "Closing Date"), Rotor Acquisition Corp. ("Rotor"), a Delaware corporation, consummated the business combination (the "Business Combination") pursuant to the terms of the Agreement and Plan of Merger, dated as of April 5, 2021 (the "Original Merger Agreement"), by and among Rotor, Rotor Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Rotor ("Merger Sub"), and Sarcos Corp., a Utah corporation ("Old Sarcos"), and Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 28, 2021 (the "Amendment" and the Original Merger Agreement, as amended, the "Merger Agreement"), by and among Rotor, Merger Sub and Old Sarcos. Pursuant to the terms of the Merger Agreement, the Business Combination between Rotor and Old Sarcos was effected through the merger of Merger Sub with and into Old Sarcos, with Old Sarcos continuing as the surviving corporation (the "Merger") and a wholly-owned subsidiary of Rotor. On the Closing Date, Rotor changed its name to Sarcos Technology and Robotics Corporation. To reflect the Company's transition from a hardware-focused company to an AI software-focused company, in March 2024 the Company changed its name from Sarcos Technology and Robotics Corporation to Palladyne AI Corp.

As a result of the Business Combination, each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the "Earn-Out Shares"). The Earn-Out Shares will become payable as follows:

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of December 31, 2024, there remained 4,687,500 Earn-Out Shares potentially issuable.

7. DeSPAC Warrants

On January 20, 2021, Rotor consummated the initial public offering ("IPO") of 27,600,000 units (the "Units"), including the full exercise by the underwriters of their over-allotment option. Each Unit included one sixth of a share of Class A Common Stock and one half of one warrant (the "deSPAC Public Warrants"). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the "deSPAC Private Placement Warrants") in a private placement to Rotor Sponsor LLC (the "Sponsor"), an affiliate of Rotor's officers and directors, and certain funds and accounts managed by two qualified institutional buyers. At the Closing Date, Old Sarcos acquired the net liabilities from Rotor, including the deSPAC Public Warrants, and the deSPAC Private Placement Warrants (together the "deSPAC Warrants"). The deSPAC Public Warrants are listed and traded under the PDYNW ticker symbol on the Nasdaq Global Market.

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2024, there were 20,549,453 deSPAC Warrants outstanding.

The Company will not be obligated to deliver any Common Stock pursuant to the exercise of a deSPAC Warrant and will have no obligation to settle such deSPAC Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the deSPAC Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No deSPAC Warrant will be exercisable, and the Company will not be obligated to issue a share of Common Stock upon exercise of a deSPAC Warrant unless the share of the Company's Common Stock issuable upon such deSPAC Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the deSPAC Warrants. If the conditions in the two immediately preceding sentences are not satisfied with respect to a deSPAC Warrant, the holder of such deSPAC Warrant will not be entitled to exercise such deSPAC Warrant and such deSPAC Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any deSPAC Warrant. In the event a registration statement is not effective for the exercised deSPAC Warrants, the purchaser in the Rotor IPO of a Unit containing such deSPAC Warrant will have paid the full purchase price for the Unit solely for the share of the Company's Common Stock underlying such Unit.

Except as described herein, the deSPAC Private Placement Warrants have terms and provisions that are identical to those of the deSPAC Public Warrants. If the deSPAC Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the deSPAC Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the deSPAC Public Warrants. The deSPAC Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. The initial purchasers or their permitted transferees, have the option to exercise the deSPAC Private Placement Warrants on a cashless basis.

Redemption of deSPAC Warrants When the Price per Share of the Company's Common Stock Equals or Exceeds $108.00. Once the deSPAC Warrants become exercisable, the Company may call the deSPAC Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per deSPAC Warrant;
•
upon not less than 30 days' prior written notice of redemption (the "30-day redemption period") to each deSPAC Warrant holder; and
•
if, and only if, the last reported sale price of the shares of the Company's Common Stock for any 20 trading days within a 30-trading day period commencing after the deSPAC Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the deSPAC Warrant holders (which is referred to as the "Reference Value") equals or exceeds $108.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the deSPAC Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the deSPAC Warrants unless an effective registration statement under the Securities Act covering the shares of the Company's Common Stock issuable upon exercise of the deSPAC Warrants is effective and a current prospectus relating to those shares of the Company's Common Stock is available throughout the 30-day redemption period.

Redemption of deSPAC Warrants When the Price per Share of Our Common Stock Equals or Exceeds $60.00. Once the deSPAC Warrants become exercisable, the Company may redeem the outstanding deSPAC Warrants (except as described herein with respect to the deSPAC Private Placement Warrants if the Company does not utilize this redemption provision):

•
in whole and not in part;
•
at $0.10 per deSPAC Warrant upon a minimum of 30 days' prior written notice of redemption; provided that holders will be able to exercise their deSPAC Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the "fair market value" of the Company's Common Stock;
•
if, and only if, the Reference Value (as defined above) equals or exceeds $60.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
•
if the Reference Value is less than $108.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) the deSPAC Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder's ability to cashless exercise its deSPAC Warrants) as the outstanding deSPAC Public Warrants, as described above.

Both the deSPAC Public Warrants and the deSPAC Private Placement Warrants are recorded as warrant liabilities on the Company's consolidated balance sheets. The Company values both the deSPAC Public and deSPAC Private Placement Warrants using the closing price of the deSPAC Public Warrants on the Nasdaq Global Market as of the reporting date. The fair value measurement for the deSPAC Public Warrants is considered a level 1 fair value measurement, and the fair value measurement for the deSPAC Private Placement Warrants is considered a level 2 fair value measurement, as the deSPAC Private Placement Warrants are substantially the same, but not identical to, the deSPAC Public Warrants.

The Company recognized losses of $15.7 million and gains of $0.2 million related to the change in fair value of the deSPAC Warrants during the years ended December 31, 2024 and 2023, respectively.

8. 2024 Warrants

On November 1, 2024, the Company closed a registered direct offering for an aggregate of 2,790,700 shares of its common stock at a purchase price of $2.15 per share. In a concurrent private placement, the Company agreed to issue to the same investor warrants to purchase up to 2,790,700 shares of common stock (the "2024 Private Placement Warrants"). The 2024 Private Placement Warrants have an exercise price of $2.30 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue.

In a separate concurrent private placement, the Company's Chief Executive Officer and certain other members of the Board of Directors purchased 430,105 shares of common stock at a price of $2.20 per share, which represented the consolidated closing bid price of the Company's common stock on the Nasdaq Global Market on October 30, 2024, and warrants to purchase up to 430,105 shares of common stock, at a price of $0.125 per warrant (the "2024 Concurrent Private Placement Warrants"). The 2024 Concurrent Private Placement Warrants have an exercise price of $2.30 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. The Company received gross proceeds of approximately $7 million, before deducting placement agency fees and offering expenses, from the registered and private placement offerings. The 2024 Private Placement Warrants and the 2024 Concurrent Private Placement Warrants (together the "2024 Warrants") are recorded as warrant liabilities on the Company's consolidated balance sheet.

The Company estimated the fair value of the 2024 Warrants using the Monte Carlo valuation model, which is considered a level 3 fair value measurement. The Monte Carlo valuation model inputs are based on assumptions related to the probability of a fundamental transaction occurring, expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized losses of $31.2 million related to the change in fair value of the 2024 Warrants during the year ended December 31, 2024, which are recorded as a loss on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the Monte Carlo model to determine the fair value of the 2024 Warrants:

	December 31, 2024	November 1, 2024
Stock price	$12.27	$2.01
Term (in years)	5.34	5.50
Expected volatility	84.9%	80.9%
Risk-free rate	4.35%	4.20%
Dividend yield	0.0%	0.0%

9. Stock-Based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of December 31, 2024, 2.3 million shares were available for grant under the 2021 Plan.

2015 Stock Plan

The Old Sarcos 2015 Equity Incentive Plan (the "2015 Plan") provided stock options, RSUs, RSAs, SARS and performance awards for issuance to Old Sarcos' employees, officers, directors, non-employee agents and consultants. Outstanding awards under the 2015 Plan generally vest over three to five years and are exercisable up to 10 years from the date of grant. Unvested options are forfeited upon termination. No further awards may be made under the 2015 Plan. Any forfeited awards will be added to the 2021 Plan as described above.

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024, to reserve 500,000 shares of Common Stock to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 15, 2024, 500,000 shares of Common Stock will be available to grant under the Inducement Plan. As of December 31, 2024, no stock-based compensation expense has been incurred with respect to the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of December 31, 2024, no shares have been issued under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company's stock option activity for the years ended December 31, 2024 and 2023:

			Weighted-Average
	Options Outstanding		Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(In years)	(In thousands)
Outstanding – December 31, 2022	2,377,503	$16.80	7.1	$698
Granted	1,859,200	2.78
Cancelled	(1,391,619)	12.35
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Granted	555,000	1.77
Exercised	(203,480)	0.64		703
Cancelled	(1,799,647)	10.93
Outstanding – December 31, 2024	1,396,957	$1.88	7.5	$14,519
Exercisable – December 31, 2023	1,250,104	$11.62	5.0	$91
Exercisable – December 31, 2024	443,045	$2.05	5.2	$4,527

For options granted during the years ended December 31, 2024 and 2023, the weighted-average grant-date fair value was $1.26 and $1.81 per option, respectively.

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

Expected Volatility—Due to insufficient historical information the Company uses a blended approach when calculating expected volatility. The Company uses its historic data for the periods it has been publicly-traded and a benchmark of other comparable public companies' volatility rates.

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

The Company calculated the fair value of options granted under the 2021 Plan on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Options
Risk-free interest rate	4.31%	3.61%
Expected term (in years)	5.89	6.08
Expected dividend yield	—%	—%
Expected volatility	80.39%	69.96%

Option Repricing

On April 17, 2024, the Company amended certain options to purchase 773,551 shares of the Company's Common Stock. All of the options subject to the amendments had exercise prices that exceeded the value of the Company's Common Stock on the amendment date.

One set of amendments, which were entered into with seven senior employees of the Company, applied to options to purchase an aggregate of 225,670 shares held by those seven senior employees. These amendments (1) re-started the vesting schedule of the amended options, including for options that had already vested and (2) reduced the per share exercise price of the options to $1.59 (the "New Exercise Price"), which is equal to the closing price of the Company's Common Stock on April 17, 2024, the effective date of the amendments. No other terms of these options were modified.

The other set of amendments applied to options to purchase an aggregate of 547,881 shares held by other eligible current employees and service providers of the Company with an exercise price per share greater than the New Exercise Price. These amendments reduced the per share exercise price of affected options to the New Exercise Price, which is equal to the closing price of the Company's Common Stock on April 17, 2024, the effective date of the amendments. No other terms of such options were modified.

The total incremental fair value to be recognized as a result of the amendments was $0.2 million. The incremental fair value attributable to the vested options of $0.1 million was recognized as stock-based compensation expense during the twelve months ended December 31, 2024. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service periods.

Restricted Stock Units

The following summarizes the Company's employee RSU activity for the years ended December 31, 2024 and 2023:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2022	602,561	$22.01
Granted	1,383,938	2.56
Released	(219,175)	18.36
Cancelled	(587,209)	12.76
Outstanding – December 31, 2023	1,180,115	$4.49
Granted	1,544,319	1.00
Released	(333,553)	3.99
Cancelled	(933,600)	3.37
Outstanding – December 31, 2024	1,457,281	$1.62

RSUs granted generally include service vesting periods of one to four years.

Restricted Stock Awards

The following summarizes the Company's employee RSA activity for the year ended December 31, 2024:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding – December 31, 2023	—	$—
Granted	625,000	0.59
Released	—	—
Outstanding – December 31, 2024	625,000	$0.59

The Company did not have any RSA activity for the year ended December 31, 2023.

The Company recognized stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cost of revenue	$30	$107
Research and development	115	1,127
Sales and marketing	604	808
General and administrative	2,056	5,606
Asset write-down and restructuring	—	4,395
Total stock-based compensation expense	$2,805	$12,043

As of December 31, 2024, there was approximately $3.6 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the twelve months ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net loss	$(72,617)	$(115,593)
Denominator:
Weighted average shares outstanding, basic and diluted	26,774,895	25,639,270
Basic and diluted net loss per share	$(2.71)	$(4.51)
Anti-dilutive securities, excluded	14,812,452	12,137,608

Basic and diluted net loss per share attributable to common stockholders is the same for the twelve months ended December 31, 2024 and 2023, as the inclusion of potential shares of Common Stock would have been anti‑dilutive for the periods presented.

11. Income Taxes

Loss before provision for income taxes was $72.6 million and $115.6 million for the years ended December 31, 2024 and 2023, respectively, all of which was generated in the United States. The Company's provision for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Current:
Federal	$—	$—
State	(5)	(7)
Total current	(5)	(7)
Deferred:
Federal	5,641	24,972
State	(4,933)	9,109
Change in valuation allowance	(708)	(34,081)
Total deferred	—	—
Total income tax benefit (expense)	$(5)	$(7)

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax provision	(3.6)	5.0
Change in valuation allowance	(1.0)	(29.5)
Research credits	0.3	2.0
Change in effective tax rate	(1.2)	0.4
Warrant liability revaluation	(13.7)	—
Disallowed executive compensation	—	(0.3)
Stock compensation	(1.3)	(1.8)
Unrecognized tax benefits	(0.5)	1.2
Other	—	2.0
Total provision for income taxes	0.0%	0.0%

As of December 31, 2024 and 2023, the net deferred tax assets consisted of the following:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Accrued expenses	$234	$283
Stock compensation	1,994	3,293
Research credits	8,427	8,527
Research and experimental capitalization	13,430	18,238
Lease liability	2,588	3,592
Intangibles	230	308
Net operating loss carryforwards	55,380	48,496
Other	2	3
Total gross deferred tax assets	82,285	82,740
Less valuation allowance	(79,323)	(78,615)
Total deferred tax assets	2,962	4,125
Deferred tax liabilities:
Property and equipment	(889)	(1,201)
Intangibles	—	—
Right-of-use-asset	(2,073)	(2,924)
Total deferred tax liabilities	(2,962)	(4,125)
Net deferred tax assets	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations for the three-year period ended December 31, 2024. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2024, it is more likely than not that the Company's U.S. deferred tax assets will not be realized. As of December 31, 2024, a valuation allowance has been recorded on the Company's deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company's total valuation allowance was $79.3 million at December 31, 2024 and $78.6 million at December 31, 2023. The Company's valuation allowance increased $0.7 million and $34.1 million during the fiscal years ended December 31, 2024 and 2023, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31,
(In thousands)	2024	2023
Valuation allowance at beginning of year	$78,615	$44,540
Change in valuation allowance	708	34,075
Valuation allowance at end of year	$79,323	$78,615

As of December 31, 2024, the Company had cumulative federal net operating losses of approximately $230.7 million. Of these losses, $7.6 million were generated in 2015 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between 2035 to 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of December 31, 2023, the Company had cumulative federal net operating losses of approximately $201.5 million.

As of December 31, 2024, the Company had a $9.1 million deferred tax asset related to a federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $2.3 million. If not utilized, the credits will expire between 2034 through 2043. As of December 31, 2023, the Company had a $8.4 million deferred tax asset related to a federal research and development credit carryforward.

As of December 31, 2024, the Company had State net operating losses of approximately $183.7 million. Of the total State net operating losses, approximately $150.3 million is attributable to Utah. Utah law allows unused net operating losses arising in tax years beginning after December 31, 2008 to be carried forward indefinitely. All of the Utah net operating losses are for tax years beginning after December 31, 2008, and are carried forward indefinitely. Of the total State net operating losses, approximately $23.9 million is attributable to Pennsylvania. Pennsylvania net operating losses will expire between 2034 through 2043. The remaining State net operating loss carryforwards are attributable to various other states with varying expiration periods. As of December 31, 2023, the Company had cumulative State net operating losses of approximately $145.5 million. Of the total State net operation losses as of December 31, 2023, approximately $116.2 million is attributable to Utah.

As of December 31, 2024, the Company had a $2.5 million deferred tax asset related to State research and development credits carryforward. Of the total State research and development credits, approximately $1.9 million is attributable to Utah. This credit has been offset by a liability for unrecognized tax benefits of $0.5 million. If not utilized, the credits will expire between 2029 through 2037. Of the total State research and development credits, approximately $0.6 million is attributable to Pennsylvania. If not utilized, the credits will expire between 2033 through 2037. As of December 31, 2023, the Company had a $1.8 million deferred tax asset related to a Utah research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $0.3 million.

Utilization of federal and state net operating losses and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2024, the Company had a $2.7 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. As of December 31, 2023, the Company had a $2.4 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There would be no impact to the Company's effective rate if the unrecognized tax benefits were recognized. A reconciliation of the beginning and ending amounts of unrecognized benefits is as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Unrecognized tax benefits at the beginning of year	$2,446	$3,898
Gross increases – current year tax positions	106	1,170
Gross increases – prior year tax positions	186	—
Gross decreases – prior year tax positions	—	(2,622)
Unrecognized tax benefits at end of year	$2,738	$2,446

The Company files U.S. and various State tax returns in jurisdictions with various statutes of limitation. As of December 31, 2024, the tax returns for fiscal year 2015 through fiscal year 2023 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 31, 2024, there are no income tax returns currently under audit.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of December 31, 2024 and 2023.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of December 31, 2024 and 2023, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

13. Segment Information

The Company has determined that it has a single operating segment. The Company has historically derived revenues from product development contracts focused on the development of technologies included within the Company's AI/ML Foundational Technology, which the Company expects to commercialize and sell under software license arrangements. The accounting policies of the segment are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM allocates resources and makes operating decisions based on consolidated net income. The CODM does not evaluate profitability below the level of the consolidated company. Net loss is used to monitor results on a budget versus actual basis. Net loss is adjusted for various non-recurring and non-cash transactions such as stock compensation expenses and impairment expenses.

The following table presents selected financial information with respect to the Company's single operating segment:

	Year Ended December 31,
(In thousands)	2024	2023
Segment Revenue	$5,120	$5,256
Other Revenue (1)	2,666	890
Total Revenue	7,786	6,146
Less:
Cost of revenue	2,393	4,934
Research and development	10,322	37,885
General and administrative	14,013	25,275
Sales and marketing	3,530	10,020
Other (2)	4,451	48,988
Interest income, net	(1,244)	(3,294)
(Loss) gain on warrant liabilities	46,935	(162)
Other income, net	(2)	(1,914)
Income tax expense	5	7
Net loss	$(72,617)	$(115,593)

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the year ended December 31, 2024, includes $1.1 million of cost of revenue from legacy product sales, $2.8 million of stock compensation expenses, $0.6 million of other non-recurring or non-cash transactions. Other for the year ended December 31, 2023, includes $7.6 million of stock compensation expenses, $38.5 million of asset write-off and restructuring charges and employee separation related expenses, and $2.8 million of intangible amortization expense.

The Company's revenue is derived primarily from U.S. customers. During the year ended December 31, 2024, the Company had no revenue earned from customers located outside the United States. During the year ended December 31, 2023, the Company had $1.9 million of revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

14. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of December 31, 2024. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. The Company provides employees with 401(k) matching contributions. The Company recognized $0.6 million and $1.5 million of expense for 401(k) matching contributions during the twelve months ended December 31, 2024 and 2023, respectively.

15. Subsequent Events

From January 1, 2025 through the date of this filing, the Company sold 1,335,807 shares of Common Stock under the at-the-market equity offering program for gross proceeds of $14.4 million, before deducting commission and other expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Certifying Officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers," and information relating to the availability of our code of conduct for executive officers and directors is set forth below. The other information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business. The full text of our code of business conduct and ethics is posted on the investor relations page on our website at https://investor.palladyneai.com/governance/documents-charters. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 650 South 500 West, Salt Lake City, Utah 84101 or by telephone at 888-927-7296. Any amendments to or waivers of the Code of Conduct will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.

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

b)
Exhibits

See Item 15(a)(3) above.

c)
Financial Statement Schedules

See Item 15(a)(2) above.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties that the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the applicable agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of such agreement. In addition, such representations and warranties: (1) may not be accurate or complete as of any specified date; (2) are modified and qualified in important part by the underlying disclosure schedules; (3) may be subject to a contractual standard of materiality different from those generally applicable to investors; or (4) may have been used for the purpose of allocating risk among the parties to the applicable agreement, rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the applicable agreement, which subsequent information may or may not be fully reflected in Company's public disclosures. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of April 5, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).

2.2

Amendment No. 1 to Merger Agreement, dated as of August 28, 2021, by and among the Company, Rotor Merger Sub Corp. and Old Sarcos (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2021).

2.3†

Merger Agreement, dated March 27, 2022, by and among the Company, Spiral Merger Sub I, Inc., Spiral Merger Sub II, LLC, RE2, Inc. and Draper Triangle Ventures III, LP, solely in its capacity as the agent for and on behalf of the shareholders of RE2 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2022).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2021).
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2023).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
4.1

Warrant Agreement between Continental Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1/A filed with the SEC on December 30, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A filed with the SEC on December 30, 2020).
4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2021).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).
4.5*	Description of the Company's Securities.
10.1	Letter Agreement between Rotor, Rotor Sponsor LLC and Riverview LLC (incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K filed with the SEC on January 20, 2021).
10.2

Form of Letter Agreement between the Company, Rotor Sponsor LLC and Black Rock Funds (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on January 20, 2021).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Waiver Agreement (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.5

Form of Registration Rights Agreement, by and among the Company, Rotor Sponsor LLC and certain stockholders of Sarcos (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.7+	Sarcos 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on September 30, 2021).
10.8+	Palladyne AI Corp. 2021 Equity Incentive Plan, forms of agreement (incorporated by reference to Exhibit 10.8 the Company's Current Report on Form 8-K filed with the SEC on September 30, 2021).
10.9+

Palladyne AI Corp. Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2024).

10.10+	Palladyne AI Corp. 2024 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).
10.11

Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023)

10.12+

Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.13+

Employment Agreement, dated June 12, 2023, among Denis Garagic, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.14+

Employment Agreement Amendment, dated March 28, 2024, among Denis Garagic, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.15+

Employment Agreement, dated January 30, 2023, among Stephen Sonne, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023).

10.16+

Employment Agreement Amendment, dated March 28, 2024, among Stephen Sonne, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.17+

Employment Agreement, dated March 5, 2024, among Trevor Thatcher, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.18+

Employment Agreement, dated January 11, 2024, between the Company, Sarcos Corp. and Matthew Vogt (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023).

10.19+

Amended and Restated Employment Agreement, dated December 26, 2024, among Benjamin G. Wolff, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2024).

10.20+

Peterson Offer Letter, between the Company, Sarcos Corp. and Laura Peterson, dated January 17, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.21+

Separation Agreement and Release, dated as of March 14, 2024, among the Company, Sarcos Corp. and Andrew Hamer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2024).

10.22+

Retention Bonus Letter Agreement, dated January 19, 2024, among Denis Garagic, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.23+

Retention Bonus Letter Agreement, dated January 19, 2024, among Andrew Hamer, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.24+

Retention Bonus Letter Agreement, dated January 19, 2024, among Stephen Sonne, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.25+

Retention Bonus Letter Agreement, dated March 19, 2024, among Matthew Vogt, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.26+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Denis Garagic (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.27+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Stephen Sonne (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.28+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Trevor Thatcher (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.29+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Matthew Vogt (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.30

Open Market Sale AgreementSM, dated November 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2024).

10.31

Form of Investor Purchase Agreement, dated October 31, 2024 entered into by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.32

Form of Insiders Purchase Agreement, dated October 31, 2024 entered into by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.33

Form of Lock-Up Agreement entered into by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.34

Placement Agent Agreement, dated October 31, 2024 entered into by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

16.1

Letter from Ernst & Young LLP to the Securities and Exchange Commission dated April 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

19*†	Insider Trading Policy.
21*	List of Subsidiaries.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PaLLADYNE AI CORP.

Date: February 20, 2025	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2025	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff and Trevor Thatcher and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Benjamin G. Wolff	President, Chief Executive Officer and Director	February 20, 2025
Benjamin G. Wolff	(Principal Executive Officer)

/s/ Trevor Thatcher	Chief Financial Officer	February 20, 2025
Trevor Thatcher	(Principal Financial and Accounting Officer)

/s/ Dennis Weibling	Chairman of the Board	February 20, 2025
Dennis Weibling

/s/ Brian D. Finn	Director	February 20, 2025
Brian D. Finn

/s/ Matthew Shigenobu Muta	Director	February 20, 2025
Matthew Shigenobu Muta

/s/ Eric T. Olson	Director	February 20, 2025
Eric T. Olson

/s/ Laura J. Peterson	Director	February 20, 2025
Laura J. Peterson