Form 10-Q
period 2025-03-31
Palladyne AI Corp.
filed 2025-05-07
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025 the registrant had 35,713,527 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
We may not be able to successfully enhance our product offerings through our research and development efforts.
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
•
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues, product demand and other factors.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$10,060	$31,188
Marketable securities	36,582	8,883
Accounts receivable, net of allowance for credit losses of $0.3 million at March 31, 2025 and December 31, 2024, respectively	160	134
Unbilled receivables	1,770	1,179
Inventories	73	71
Prepaid expenses and other current assets	1,617	1,275
Total current assets	50,262	42,730
Property and equipment, net	4,115	4,244
Operating lease assets	8,516	8,841
Other non-current assets	408	438
Total assets	$63,301	$56,253
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$273	$435
Accrued liabilities	1,874	2,919
Current operating lease liabilities	989	1,079
Total current liabilities	3,136	4,433
Operating lease liabilities	9,718	9,957
Warrant liabilities	22,148	51,396
Total liabilities	35,002	65,786
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 165,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 35,712,516 and 33,883,894 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	496,370	481,289
Accumulated other comprehensive (loss) income	(3)	6
Accumulated deficit	(468,072)	(490,831)
Total stockholders’ equity (deficit)	28,299	(9,533)
Total liabilities and stockholders’ equity (deficit)	$63,301	$56,253

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$1,710	$3,441
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	353	1,886
Research and development	2,870	2,895
General and administrative	4,199	5,125
Sales and marketing	1,219	805
Asset write-down and restructuring	—	83
Total operating expenses	8,641	10,794
Loss from operations	(6,931)	(7,353)
Interest income, net	442	372
Gain (loss) on warrant liabilities	29,248	(248)
Income (loss) before income tax expense	22,759	(7,229)
Income tax expense	—	—
Net income (loss)	$22,759	$(7,229)
Net income (loss) per share
Basic	$0.64	$(0.28)
Diluted	$0.55	$(0.28)
Weighted-average shares used in computing net income (loss) per share
Basic	35,345,672	25,879,043
Diluted	41,067,950	25,879,043

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$22,759	$(7,229)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments	(9)	(4)
Total other comprehensive loss	(9)	(4)
Comprehensive income (loss)	$22,750	$(7,233)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$22,759	$(7,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,149	571
Depreciation of property and equipment	223	201
Change in fair value of warrant liabilities	(29,248)	248
Amortization of investment discount	(255)	(57)
Asset write-down	—	83
Changes in operating assets and liabilities:
Accounts receivable	(26)	147
Unbilled receivable	(592)	484
Inventories	(2)	1,065
Prepaid expenses and other current assets	(342)	553
Operating lease assets & other non-current assets	355	325
Accounts payable	(162)	(511)
Accrued liabilities and current operating lease liabilities	(1,135)	(2,787)
Operating lease liabilities	(240)	(329)
Net cash used in operating activities	(7,516)	(7,236)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(62)
Purchases of marketable securities	(27,452)	—
Maturities of marketable securities	—	16,000
Net cash (used in) provided by investing activities	(27,545)	15,938
Cash flows from financing activities:
Shares repurchased for payment of tax withholdings	—	(42)
Payment of obligations under capital leases	—	(1)
Proceeds from issuance of common stock	13,983	—
Payment of transaction costs related to issuance of common stock	(50)	—
Net cash provided by (used in) financing activities	13,933	(43)
Net (decrease) increase in cash and cash equivalents	(21,128)	8,659
Cash and cash equivalents at beginning of period	31,188	23,139
Cash and cash equivalents at end of period	$10,060	$31,798
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$—	$14

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

The Company's full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") is designed with artificial intelligence ("AI") and machine learning ("ML") technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system) without extensive programming and with minimal robot training or the latency associated with processing in the cloud.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The condensed consolidated financial statements as of March 31, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025.

Summary of Significant Accounting Policies and Use of Estimates

There have been no changes to the Company’s significant accounting policies and use of estimates and assumptions described in the annual consolidated financial statements for the year ended December 31, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $46.6 million as of March 31, 2025, compared to $40.1 million as of December 31, 2024. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of March 31, 2025, the Company had an accumulated deficit of approximately $468.1 million and working capital of $47.1 million.

These financial statements have been prepared in accordance with GAAP and on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main source of liquidity has been cash generated by equity offerings. The Company’s primary use of cash is for operations and administrative activities, including employee-related expenses and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion and success of sales and marketing activities, revenue growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources for at least the next 12 months from the date of this Report.

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

Revenue from Contracts with Customers

The Company derives its revenue from two sources. First, the Company enters into research and development agreements primarily relating to the commercialization of the Company's products. Second, the Company sells its products and related parts and repair services. Product development contract revenue includes revenue arising from different types of contractual arrangements, including cost-type contracts and fixed-price contracts. Historically, product revenue primarily consists of sales of the Company's legacy hardware products. The Company has not yet generated product revenue from its Palladyne IQ and Palladyne Pilot products.

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

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of the Company's products and related technology. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent the Company's actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. The Company will recognize losses at the contract level in earnings in the period in which they are incurred.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three months ended March 31, 2025 and 2024, were as follows:

	For the three months ended March 31,
(In thousands)	2025	2024
Product Development Contract Revenue	$1,710	$882
Product Revenue	—	2,559
Revenue, net	$1,710	$3,441

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of March 31, 2025 and December 31, 2024, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2024	$134	$1,179	$28	$248
(Decrease)/increase, net	26	591	(2)	(248)
Ending Balance as of March 31, 2025	$160	$1,770	$26	$—

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the three months ended March 31, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024. During the three months ended March 31, 2024, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2023.

Remaining Performance Obligations

As of March 31, 2025, the Company had backlog, or revenue related to remaining performance obligations, of $1.9 million. The Company expects approximately half of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$36,582	$—	$—	$36,582
Total assets	$36,582	$—	$—	$36,582

Liabilities:
Warrant liabilities	$4,247	$1,507	$16,394	$22,148
Total liabilities	$4,247	$1,507	$16,394	$22,148

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$12,927	$—	$—	$12,927
Marketable securities:
U.S. treasury securities	8,883	—	—	8,883
Total assets	$21,810	$—	$—	$21,810

Liabilities:
Warrant liabilities	$11,630	$4,128	$35,638	$51,396
Total liabilities	$11,630	$4,128	$35,638	$51,396

As of March 31, 2025, the Company held $36.6 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

3. Balance Sheet Components

Inventories, Net

As of March 31, 2025 and December 31, 2024, inventories, net consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$30	$71
Work-in-process	43	—
Total inventories	$73	$71

Prepaid Expenses and Other Current Assets

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Prepaid insurance	$352	$367
Software	431	647
Other prepaid expenses and assets	834	261
Total prepaid expenses and other current assets	$1,617	$1,275

Property and Equipment, Net

As of March 31, 2025 and December 31, 2024, property and equipment, net consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Robotics and manufacturing equipment	$1,170	$1,128
Leasehold improvements	3,927	3,927
Computer equipment	1,304	1,251
Software	—	1
Furniture and fixtures, and other fixed assets	951	951
Property and equipment, gross	7,352	7,258
Accumulated depreciation	(3,237)	(3,014)
Property and equipment, net	$4,115	$4,244

Depreciation expenses were $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Liabilities

As of March 31, 2025 and December 31, 2024, accrued liabilities consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Payroll and related costs	$1,114	$1,811
Legal services accrual	112	230
Deferred revenue	—	248
Other contract liabilities	496	496
Other accrued expenses and current liabilities	152	134
Total accrued liabilities	$1,874	$2,919

4. Earn-Out Shares

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of March 31, 2025, there remained 4,687,500 Earn-Out Shares potentially issuable.

5. DeSPAC Warrants

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of March 31, 2025, there were 20,549,453 DeSPAC Warrants outstanding.

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

The Company recognized gains of $10.0 million and losses of $0.2 million related to the change in fair value of the deSPAC Warrants during the three months ended March 31, 2025 and 2024, respectively.

6. 2024 Warrants

On November 1, 2024, the Company closed a registered direct offering for an aggregate of 2,790,700 shares of its common stock at a purchase price of $2.15 per share. In a concurrent private placement, the Company agreed to issue to the same investor warrants to purchase up to 2,790,700 shares of common stock (the "2024 Private Placement Warrants"). The 2024 Private Placement Warrants have an exercise price of $2.30 per share, will be exercisable commencing six months from the date of issuance and will expire five and one-half years following the date of issue.

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

The Company received gross proceeds of approximately $7 million, before deducting placement agency fees and offering expenses from the registered direct offering, the 2024 Private Placement Warrants and the 2024 Concurrent Private Placement Warrants (together the "2024 Warrants").

The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Monte Carlo valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to the probability of a fundamental transaction occurring, expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized gains of $19.2 million related to the change in fair value of the 2024 Warrants during the three months ended March 31, 2025, which are recorded as a gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

March 31, 2025
Stock price	$5.88
Term (in years)	5.1
Expected volatility	102.7%
Risk-free rate	3.86%
Dividend yield	0.0%

7. Stock-based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of March 31, 2025, 1.9 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of March 31, 2025, 0.5 million shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of March 31, 2025, no shares have been issued under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2024	1,396,957	$1.88	7.5	$14,519
Granted	41,667	6.43
Cancelled	(162,570)	1.51
Outstanding – March 31, 2025	1,276,054	$2.07	7.1	$4,900
Exercisable – December 31, 2024	443,045	$2.05	5.2	$4,527
Exercisable – March 31, 2025	543,777	$2.00	5.4	$2,130

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

The other set of amendments applied to options to purchase an aggregate of 547,881 shares held by other eligible employees and service providers of the Company with an exercise price per share greater than the New Exercise Price. These amendments reduced the per share exercise price of affected options to the New Exercise Price, which is equal to the closing price of the Company’s Common Stock on April 17, 2024, the effective date of the amendments. No other terms of such options were modified.

The amendments resulted in an incremental fair value of $0.2 million. Of this amount $0.1 million related to vested options and was recognized as stock-based compensation expense on the amendment date. The remaining incremental fair value will be amortized over the remaining requisite service periods of the unvested options.

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the three months ended March 31, 2025:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	1,457,281	$1.62
Granted	576,587	6.39
Vested	(492,815)	1.14
Cancelled	(1,113)	5.50
Outstanding – March 31, 2025	1,539,940	$3.56

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the three months ended March 31, 2025:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	625,000	$0.59
Vested	(625,000)	0.59
Outstanding – March 31, 2025	—	$—

Phantom Equity Award

During the fourth quarter of 2024 the Company and Benjamin Wolff agreed to extend Mr. Wolff’s term of employment as the Company’s President and Chief Executive Officer, effective January 1, 2025 through December 31, 2027. The agreement includes a phantom equity award that is subject to cliff vesting based on continued employment through October 31, 2027 or upon earlier change of control or earlier qualifying termination of his employment. The Company has the option, in its sole discretion, to settle the award in full with cash or replace the award in whole or in part with restricted stock awards with respect to the Company's common stock vesting on the same condition. If settled in cash, the value of the award shall be equal to 1.8 million (as proportionately adjusted for any stock splits, dividends, combinations and the like) times the Stock FMV. The "Stock FMV" is the volume weighted average closing price per share of the Company’s stock for the 10 consecutive trading days ending on the trading day immediately prior to vesting. If, at any time during the term of the award and no later than the day immediately prior to the payment date, the Company grants Mr. Wolff one or more restricted stock awards with the same vesting conditions as the phantom equity award, the cash settlement value will be reduced by 1.2 times for every share subject to the restricted stock award(s) up to 1.5 million shares (as proportionately adjusted for any stock splits, dividends, combinations and the like).

The phantom equity award has been accounted for as an equity classified award. As of March 31, 2025, and December 31, 2024, phantom equity awards with a common stock equivalent of 1.5 million shares were outstanding with a weighted-average grant-date fair value per share of $2.23.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenue	$10	$(18)
Research and development	79	(42)
Sales and marketing	179	40
General and administrative	881	591
Total stock-based compensation expense	$1,149	$571

As of March 31, 2025, there was approximately $9.7 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

8. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss)	$22,759	$(7,229)
Denominator:
Weighted average shares outstanding, basic	35,345,672	25,879,043
Dilutive effect of potential common shares	5,722,278	—
Weighted average shares outstanding, diluted	41,067,950	25,879,043
Basic net income (loss) per share	$0.64	$(0.28)
Diluted net income (loss) per share	$0.55	$(0.28)
Anti-dilutive securities, excluded	8,227,228	12,237,740

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net income (loss) per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended March 31, 2024, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

9. Income Taxes

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

The Company had no income tax expense for the three months ended March 31, 2025 and 2024. The provision for income taxes for the three months ended March 31, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

10. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of March 31, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

11. Segment Information

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

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM allocates resources and makes operating decisions based on consolidated net income. The CODM does not evaluate profitability below the level of the consolidated company. Net income (loss) is used to monitor results on a budget versus actual basis. Net income (loss) is adjusted for various non-recurring and non-cash transactions such as stock compensation expenses and impairment expenses.

The following table presents selected financial information with respect to the Company's single operating segment:

	Three Months Ended March 31,
(In thousands)	2025	2024
Segment Revenue	$1,710	$882
Other Revenue (1)	—	2,559
Total Revenue	1,710	3,441
Less:
Cost of revenue	343	839
Research and development	2,791	2,937
General and administrative	3,318	4,704
Sales and marketing	1,040	214
Other (2)	1,149	2,100
Interest income, net	(442)	(372)
Loss (gain) on warrant liabilities	(29,248)	248
Net income (loss)	$22,759	$(7,229)

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the three months ended March 31, 2025, includes $1.1 million of stock compensation expenses. Other for the three months ended March 31, 2024, includes $1.1 million of cost of revenue from legacy product sales, $0.6 million of stock compensation expenses, and $0.4 million of asset write-off and restructuring charges.

The Company's revenue is derived primarily from U.S. customers. During the three months ended March 31, 2025 and 2024, the Company had no revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Palladyne AI Corp.,” “Palladyne,” “we,” “us,” and “our” refers to Palladyne AI Corp., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report (this “Report”) as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this Report. As discussed in the Special Note Regarding Forward-Looking Statements below, in addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II Item 1A Risk Factors and elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to develop and sell our full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") and related products and the capabilities and functionality of our AI/ML Foundational Technology and related products
•
our expected timeline of our product revenues;
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
•
changes in regulations and customs, tariffs and trade barriers;
•
changes in the markets for our software products;
•
expansion plans and opportunities;
•
future capital requirements and sources and uses of cash;
•
our ability to defend and the outcome of any litigation or regulatory proceedings;
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

Overview

Our mission is to deliver artificial intelligence software products that enable robotic and unmanned platforms, or robotic systems, in the industrial and defense sectors to perform complex tasks in arbitrary (i.e., unstructured and dynamic) human environments. Our AI/ML Foundational Technology enhances the utility and functionality of third-party stationary and mobile robotic systems by allowing these systems to quickly observe, learn, reason and act in structured and unstructured environments. Our AI/ML Foundational Technology is designed with artificial intelligence ("AI") and machine learning ("ML") technologies to enable robotic systems to perceive their environment and quickly adapt to changing circumstances by generalizing (i.e., learning) from their past experience using dynamic real-time operations "on the edge" (i.e., on the robotic system and not in the cloud) without extensive programming, training or the latency associated with processing in the cloud. We believe this "human-like" ability to learn, reason and adapt will be a key differentiator in assisting our customers to enhance productivity in dynamic or unstructured environments, where human reasoning has traditionally been required to complete the task. We designed our AI/ML Foundational Technology to be hardware agnostic, meaning that our AI/ML software products are designed so that with a minimal integration effort they will be able to function on a wide variety of industrial robots, cobots, unmanned aerial vehicles ("UAV"), unmanned ground vehicles ("UGV") and other remotely operated vehicles ("ROV").

Our AI/ML Foundational Technology is the foundational technology for our two software products. The first, Palladyne IQ, has been developed for use with industrial robots and cobots, and the second, Palladyne Pilot, has been developed for use with unmanned platforms with our current focus being Class 1 UAVs. We have released the initial commercial versions of our Palladyne IQ product and our Palladyne Pilot product. We expect to continue to advance and evolve our technology and products in response to the evolving demands of our customers in the various industries we expect to serve. Palladyne IQ and Palladyne Pilot are in the early stages of commercialization (the process of bringing the product to market, generating sales and deploying the product with customers) and they continue to undergo reliability testing, debugging, and other stabilizing improvements.

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful in demonstrating the value of our products with these early adopters, there will be many potential customers that follow. Palladyne IQ is being offered through a term-based licensing model that would result in a recurring revenue stream, while Palladyne Pilot is offered through a device-based licensing model. We may also offer add-on functionality for an additional license fee. While we plan to charge an upfront fee for the hardware associated with Palladyne IQ, we may choose to embed the cost in the license fee in the future. We expect to begin generating revenues from commercial customers of Palladyne IQ and Palladyne Pilot in 2025. The majority of our sales and marketing efforts are focused initially on U.S. markets, but we are also exploring opportunities in select non-U.S. markets on a more limited basis.

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

Development, Testing and Commercial Launch of our AI/ML Software Products

We currently expect to derive commercial licensing revenues from commercial customers beginning in 2025. We expect to continue commercialization efforts, internal testing and customer trials for both products throughout 2025. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

Financing of Operations

We intend to use our cash on hand to continue to enhance our software products, conduct product development activities, pursue marketing and sales opportunities and fund operations as we seek to further commercialize and enhance and achieve revenue from our products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product commercialization and enhancement efforts, our ability to sell our software products and thereby recognize associated revenue, capital and human capital requirements to develop and sell products prior to receiving payments sufficient to cover our costs and our ability to lower product costs as volumes increase.

We have taken and continue to take numerous steps to manage our use of cash. For example, we conducted two workforce reductions during 2023 (the "2023 RIFs") which allowed us to further conserve our cash resources and manage operating expenses. The last cash payments related to the 2023 RIFs were paid during the first quarter of 2024. Additionally, during the fourth quarter of 2024 and the first quarter of 2025 we raised approximately $39.4 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

We believe we have sufficient liquidity to operate for at least the next 12 months without the need to raise additional capital. However, we may decide to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the sales of our AI/ML software products will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and may result in the need to raise additional capital. We will continue to carefully evaluate our use of cash and liquidity.

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

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development. Through our hardware development efforts over many years, including our related AI-software development efforts, we developed a significant amount of advanced technology that we are leveraging to develop our AI/ML Foundational Technology and related products. We believe our financial performance is dependent on our ability to enhance and update our products. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for and sell our products. If we fail to do this, our market and financial position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, changes in United States trade policy, including recently announced tariffs, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software products and the budgets of our customers and their expected return-on-investment from the purchase of a license for our software product. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024.

Revenue, Net

The following table presents our revenue for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(In thousands)	2025	2024	$ Change	% Change
Product Development Contract Revenue	$1,710	$882	$828	94%
Product Revenue	—	2,559	(2,559)	(100)%
Revenue, net	$1,710	$3,441	$(1,731)	(50)%

Revenue decreased by $1.7 million, or 50%, from $3.4 million for the three months ended March 31, 2024, to $1.7 million for the three months ended March 31, 2025, as explained below.

Product Development Contract Revenue

Product development contract revenue increased by $0.8 million, or 94%, from $0.9 million for the three months ended March 31, 2024, to $1.7 million for the three months ended March 31, 2025. The increase was primarily due to the progress made on and completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales decreased by $2.6 million, or 100%, from $2.6 million for the three months ended March 31, 2024, to $0.0 million for the three months ended March 31, 2025. The decrease was due to legacy hardware product sales during the three months ended March 31, 2024 that did not recur during the three months ended March 31, 2025.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$353	$1,886	$(1,533)	(81)%
Research and development	2,870	2,895	(25)	(1)%
General and administrative	4,199	5,125	(926)	(18)%
Sales and marketing	1,219	805	414	51%
Asset write-down and restructuring	—	83	(83)	(100)%
Total operating expenses	$8,641	$10,794	$(2,153)	(20)%

Cost of Revenue

Cost of revenue decreased by $1.5 million, or 81%, from $1.9 million for the three months ended March 31, 2024, to $0.4 million for the three months ended March 31, 2025. Cost of revenue decreased primarily due to lower product costs, which resulted from the decline in product revenue, as well as decreased labor and material expenses charged to product development contracts during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Research and Development

Research and development expenses were essentially flat, decreasing by 1% from the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Research and development costs during the three months ended March 31, 2025, were made up of costs to commercialize our Palladyne Pilot product and to further enhance and test the commercial version of our Palladyne IQ product.

General and Administrative

General and administrative expense decreased by $0.9 million, or 18%, from $5.1 million for the three months ended March 31, 2024, to $4.2 million for the three months ended March 31, 2025. General and administrative expense decreased primarily due to reduced labor and labor related expenses, and business insurance expenses, partially offset by increased stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense increased by $0.4 million, or 51%, from $0.8 million for the three months ended March 31, 2024, to $1.2 million for the three months ended March 31, 2025. This increase was driven by increased labor and labor related expenses and increased marketing program costs.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the three months ended March 31, 2025 or the prior year period.

Other Income

The following table presents other income for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(In thousands)	2025	2024	$ Change	% Change
Other income
Interest income, net	$442	$372	$70	19%
(Loss) gain on warrant liability	29,248	(248)	29,496	(11,894)%
Total other income	$29,690	$124	$29,566	23,844%

Other income increased by $29.6 million from $0.1 million for the three months ended March 31, 2024, to $29.7 million for the three months ended March 31, 2025. Other income increased as a result of increased unrealized mark-to-market gains on our outstanding warrants and increased interest income from our investments in marketable securities due to an increase in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes for the three months ended March 31, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of March 31, 2025, was $1.9 million, $1.0 million of which was funded and $0.9 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $8.8 million as of March 31, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $46.6 million as of March 31, 2025, compared to $40.1 million as of December 31, 2024. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of March 31, 2025, we had an accumulated deficit of approximately $468.1 million and working capital of $47.1 million.

On October 31, 2024, we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements. On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our Common Stock pursuant to the Sales Agreement. As of December 31, 2024, we had sold a total of 3,680,543 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $18.0 million, before deducting commission and other expenses. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. During the three months ended March 31, 2025, we sold a total of 1,335,807 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $14.4 million, before deducting commission and other expenses. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

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

We have taken many steps to reduce our use of cash, for example, we suspended our hardware product development efforts and focusing those efforts on our AI/ML Foundational Technology and related products, conducted the 2023 RIFs and terminated our operations in Pittsburgh, Pennsylvania. We plan to use our existing capital to further commercialize and conduct sales and marketing efforts for Palladyne IQ and Palladyne Pilot, as well as continue product development efforts for the next versions of our products.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to release and license our commercial products and thereby recognize associated revenue and capital requirements to conduct marketing and sales activities prior to receiving payments sufficient to cover our costs. Any delays in the sales of our software products will negatively impact our ability to generate revenue, profitability, overall operating performance and financial condition. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

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

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the 2023 RIFs and other related actions. However, we may decide to seek additional financing, and we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists including under our "at-the-market" equity offering programs. Any delays in the successful further commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part II Item 1A Risk Factors “Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024	$ Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(7,516)	$(7,236)	$(280)	4%
Net cash (used in) provided by investing activities	(27,545)	15,938	(43,483)	(273)%
Net cash provided by (used in) financing activities	13,933	(43)	13,976	(32,502)%
Net (decrease) increase in cash and cash equivalents	$(21,128)	$8,659	$(29,787)	(344)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2025 increased by $0.3 million to $7.5 million from $7.2 million during the same period in 2024. The increase to net cash used in operating activities was primarily attributable to a net increase of $29.2 million in non-cash gains, mainly due to change in the fair value of our warrant liabilities and changes in operating assets and liabilities, which increased by $1.1 million, partially offset by a $30.0 million increase to net income.

Net Cash (Used In) Provided by Investing Activities

Our net cash used in investing activities during the three months ended March 31, 2025 increased by $43.5 million as compared to the same period in 2024. The increase in cash used in investing activities is predominantly due to $27.5 million of purchases of marketable securities during the three months ended March 31, 2025, as compared to $16.0 million of maturities of marketable securities, during the three months ended March 31, 2024.

Net Cash Provided by (Used In) Financing Activities

Our net cash provided by financing activities during the three months ended March 31, 2025 increased by $14.0 million as compared to the prior year period. The increase in cash provided by financing activities is predominantly due to the $13.9 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock during the three months ended March 31, 2025.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $6.9 million for the three months ended March 31, 2025, and a loss from operations of $26.9 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $468.1 million and working capital of $47.1 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our AI/ML Foundational Technology and related products are uncertain. Even if we are able to successfully develop our AI/ML Foundational Technology and related products and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Foundational Technology and related products and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

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

We are an early stage company, with no previous experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and success of commercial launch of our software products, the level of demand for our software products, the size of our target markets, the performance and utilization of our software products, product pricing and the nature and length of the sales cycle. However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $22.6 million and $76.6 million for the years ended December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $7.5 million for the three months ended March 31, 2025. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our software products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

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

We are focused on the development and commercialization of our AI/ML Foundational Technology and related products. Product testing and customer use regularly provide feedback on how we can improve our products. If we are unable to demonstrate that our software products deliver the performance, reliability, functionality and/or safety that we or our potential customers expect or quickly address discovered issues, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition. If we are unable to recruit and retain employees as needed to commercialize our software products, we may be unable to do so in a timely manner or at all.

Over recent years we experienced, and we continue to experience, these challenges, which have at times negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

In addition, macro-economic conditions, such as changes in United States trade policy, including recently announced tariffs, inflation and high interest rates and geopolitical events such as the current wars between Russia and Ukraine and in the middle east, and responses thereto, have contributed to price increases and may continue to do so. If we are unable to develop and commercialize our software products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

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

We have limited knowledge of the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our software products and influenced their designs do not license our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Foundational Technology and related products, long-term financial viability and prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient licensing revenue, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Foundational Technology and related products, our ability to commercialize our products, our financial viability or our prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Foundational Technology and related products and license our products, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Foundational Technology and related products and applications similar to the ones we are developing is relatively new and evolving. We are developing our software products to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our software products, our sales will not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our software products as too costly or discretionary. For example, the effects of the recently announced changes in U.S. trade policy, including tariffs, are unknown and may have the effect of diminishing customer willingness to enter into transactions with us. Moreover, market acceptance of our AI/ML Foundational Technology and related products is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our software products, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our software products before we exhaust our financial resources, we may need to cease business operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future." and "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

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

We have no experience with licensing software as a business model. The success of our strategy to build recurring revenue streams through software licenses depends on our ability to successfully market our products and their benefits to customers and to successfully develop a network of ongoing customers that maintain or renew their licenses, pay for upgrades, license additional functionality or expand the use of the software within their robotic systems. The likelihood of our success must be considered in light of these risks, and our license model may not prove successful.

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

Contracts with government entities are subject to a number of risks. Such relationships can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Factors that could impede our ability to generate revenue from government contracts include: changing political environments and shifts in government priorities; impacts and changes to government spending; and budgetary or staffing cuts at government entities, including at the Department of Defense ("DoD"). The impact of any of these factors or other factors that affect government spending could result in cancellations of our contracts or in delays or terminations of opportunities that we are currently pursuing and negatively impact our business, financial condition and results of operations. U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. If we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also, see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.

The AI/ML software and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our software products as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Foundational Technology and related products will compete (both directly and indirectly) with companies such as Bright Machines, Intrinsic, Liquid AI, Mujin, Physical Intelligence, Rapid Robotics, Skild AI, Anduril and Shield AI. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI/ML Foundational Technology rather than a fully competitive solution.

While we view industrial robotics and cobot manufacturers such as ABB, Fanuc, Kawasaki, KUKA, Universal Robots and Yasakawa, large system integrators such as Honeywell, Reply and Rockwell Automation and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our AI/ML software products, we also recognize that these companies may emerge as formidable competitors through their own internal development efforts or future technology partnerships with or acquisitions of our competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

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

We may not be able to successfully enhance our product offerings through our research and development efforts.

We expect to continue to advance and evolve our technology and products in response to the evolving demands of our customers in the various industries we expect to serve. Palladyne IQ and Palladyne Pilot are in the early stages of commercialization and we continue to undergo reliability testing, debugging, and other stabilizing improvements. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our products at all or within our currently expected timelines or available resources.

We have released the initial commercial versions of our Palladyne IQ product and our Palladyne Pilot product. See "Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." In addition, we continue to make iterative improvements to our products, as well as work to develop the next versions of our products. If we fail to adequately communicate to customers product improvements, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, release testing and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors' products. Even if we are able to successfully develop our products when and as anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

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

In addition, we may not be aware of flaws until injury to person or property has occurred. Such adverse events could lead to safety alerts relating to our software products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. Flaws could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

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

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging flaws in the design of our software products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software or products. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims.

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

We conducted the 2023 RIFs to decrease our costs and create a more streamlined organization to support our business, and to focus on our AI/ML Foundational Technology. However, these RIFs have placed and will continue to place additional strain on our existing personnel and other resources, and we could experience systemic operating difficulties in managing our business and implementing controls and other business processes, resource constraints in our product development and commercialization efforts or other limitations or difficulties that are difficult to predict at this time. Any additional attrition may lead to the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, pressure on our controls and processes and reduced employee morale. Moreover, we may not be able to monetize all of the assets unrelated to our current business strategy.

We may be unable to adequately control the costs associated with our operations in order to achieve profitability.

We will require significant capital to develop and grow our business, including successfully developing and commercializing our AI/ML Foundational Technology and related products, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software products and general and administrative expenses. Although the 2023 RIFs and other cost-saving measures have significantly reduced expenses, and recent financing activities have increased our financial resources, it may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including recently announced tariffs, inflation and interest rates. In addition, we may incur significant costs upgrading or fixing flaws in our software products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our software products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

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

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product. As of March 31, 2025, most of our key suppliers are based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Furthermore, fluctuations or shortages in raw materials or components and other economic conditions, including due to recently announced tariffs, may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased sales prices.

We face risks related to wars, natural disasters, health epidemics and other calamities and supply chain disruption, any of which could significantly disrupt our operations.

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, macro-economic conditions and other calamities and force majeure events. This may also include supply chain disruptions, inflation and high interest rates as a result of the recently announced changes in U.S. trade policy, including tariffs and geopolitical events such as the current wars between Russia and Ukraine and in the middle east, and responses thereto. The effects of the foregoing are unknown and may have the effect of diminishing customer willingness to enter into transactions with us.

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

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us, or we may deem it advisable, to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives. Any delays in the successful commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. For further information on our financing activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Additional financing may not be available to us when we need it or it may not be available on favorable terms. Our ability to obtain any necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, capital markets domestically and abroad are undergoing a period of significant volatility and uncertainty, and such financing alternatives may not be available to us in the future on favorable terms or at all should we determine it necessary or advisable to seek additional capital. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends.

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

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, revenues, product demand and other factors.

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

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of our AI/ML Foundational Technology leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Foundational Technology development efforts and our business plan. Benjamin G. Wolff rejoined our executive team as President and Chief Executive Officer in February 2024 following the pivot in our business to focus on the development of our AI/ML Foundational Technology. If key members of our senior management were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and their departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development, or potentially an inability to successfully complete development of our AI/ML Foundational Technology and related products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our AI/ML Foundational Technology and related products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management. For these reasons, we may incur significant costs to retain our senior management team and key personnel. For example, in December 2024 we entered into an amended employment agreement with Mr. Wolff that extended the term of his employment through the end of 2027, pursuant to which Mr. Wolff is entitled to a cash-settled phantom stock payment with respect to the value of 1.8 million shares of our Common Stock on his continued employment through October 31, 2027 or upon earlier change of control of the Company or upon earlier qualifying termination of his employment, which, depending on the value of our Common Stock at the time of settlement, could result in a substantial cash payment obligation. We may not have sufficient cash at such time to make such payment and may need to raise additional capital to meet such obligation, which may not be available to us on acceptable terms or at all. This phantom stock payment may be replaced in whole or in part in the event we grant Mr. Wolff restricted stock awards of up to 1.5 million shares subject to vesting on the same terms.

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

We have incurred operating losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, we have previously experienced an impairment of all of the goodwill associated with an acquisition we completed in 2022. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

For example, on March 13, 2024, the European Parliament adopted the European Union's Artificial Intelligence Act (the "AI Act"). The AI Act, which is scheduled to become effective over time through August 2, 2026, proposes a framework of prohibitions and disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. In addition, in October 2023 the Biden administration issued an executive order to, among other things, establish extensive new standards for AI safety and security, which was revoked by President Trump in January 2025. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging. Numerous other laws and bills have been enacted or proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Tax Act eliminated the option to deduct research and development expenditures currently and instead requires taxpayers to capitalize and amortize them over five or fifteen years, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain repurchases of stock and the Organisation for Economic Co-operation and Development has introduced a global minimum tax initiative, which is in various stages of adoption. However, the United States has withdrawn support for the initiative and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

As a government contractor or subcontractor, we are subject to the DoD's cybersecurity requirements, including compliance with the recently updated Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 certification on April 10, 2025. Depending on certain factors, including the awarding DoD agency and type of contract, we may be required to obtain and affirm specific third-party cybersecurity certifications to be deemed eligible for award. Failure to comply with these requirements could restrict our ability to compete for, be awarded and/or perform on DoD contracts. The DoD expects that all new contracts will be required to comply with the CMMC program by 2026, and initial requests for information and for proposal have already begun. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be deemed ineligible for awards or follow-on awards for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification, may increase risk exposure based on frequency of recertification affirmations and may cause operational delays. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the quarter ended March 31, 2025, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Since our Common Stock and deSPAC Public Warrants (as defined below) began trading on the Nasdaq Global Market, the prices of our publicly traded securities have been volatile and may continue to fluctuate significantly due to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
changes in accounting principles, policies and guidelines; and
•
general economic and political conditions such as recessions, interest rates, changes in U.S. trade policy including tariffs and expectations of tariffs, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The trading markets for our Common Stock and deSPAC Public Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. From time to time, analysts covering us have ceased publishing research or reports about us. If any analyst covering our company now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and deSPAC Public Warrants would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and deSPAC Public Warrants to decline.

There is no guarantee that the deSPAC Public Warrants or the deSPAC Private Placement Warrants will ever be in the money, and they may expire worthless.

In connection with our initial public offering and a concurrent private placement, we issued units with each unit including one sixth of a share of Class A Common Stock and one half of one warrant (the "deSPAC Public Warrants") and certain warrants (the "deSPAC Private Placement Warrants," and together with the deSPAC Public Warrants, the "deSPAC Warrants"). The exercise price of our deSPAC Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past.

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

We have the ability to redeem outstanding deSPAC Warrants at any time after they become exercisable and prior to their expiration, subject to certain exceptions, provided that the last reported sales price of our Common Stock equals or exceeds $60.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the deSPAC Warrant holders and provided certain other conditions are met. For additional information on the circumstances in which the deSPAC Public Warrants may be redeemed, see "Description of Securities—Warrants—Public Stockholders' Warrants" in this Quarterly Report. If and when the deSPAC Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding deSPAC Warrants could force the deSPAC Warrant holders (1) to exercise their deSPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (2) to sell their deSPAC Warrants at the then-current market price when they might otherwise wish to hold their deSPAC Warrants or (3) to accept the nominal redemption price which, at the time the outstanding deSPAC Warrants are called for redemption, is likely to be substantially less than the market value of their deSPAC Warrants. None of the deSPAC Private Placement Warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. None of the warrants sold in private placement under the Investor Purchase Agreement and the Insider Purchase Agreement are redeemable by us.

DeSPAC Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2025, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of March 31, 2025, there were 3,220,805 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1*+	Employment Agreement, dated February 29, 2024, among Kristi Martindale, Sarcos Corp., and the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PALLADYNE AI CORP.

Date: May 7, 2025	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)