Form 10-Q
period 2025-06-30
Palladyne AI Corp.
filed 2025-08-06
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025 the registrant had 41,948,874 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of product revenue could be delayed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$20,148	$31,188
Marketable securities	42,554	8,883
Accounts receivable, net of allowance for credit losses of $0.3 million at June 30, 2025 and December 31, 2024, respectively	237	134
Unbilled receivables	1,497	1,179
Inventories	76	71
Prepaid expenses and other current assets	1,301	1,275
Total current assets	65,813	42,730
Property and equipment, net	3,901	4,244
Operating lease assets	8,225	8,841
Other non-current assets	370	438
Total assets	$78,309	$56,253
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$316	$435
Accrued liabilities	2,575	2,919
Current operating lease liabilities	953	1,079
Total current liabilities	3,844	4,433
Warrant liabilities	11,161	51,396
Operating lease liabilities	9,472	9,957
Total liabilities	24,477	65,786
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 165,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 40,370,914 and 33,883,894 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	529,393	481,289
Accumulated other comprehensive (loss) income	(6)	6
Accumulated deficit	(475,559)	(490,831)
Total stockholders’ equity (deficit)	53,832	(9,533)
Total liabilities and stockholders’ equity (deficit)	$78,309	$56,253

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$1,015	$2,713	$2,725	$6,154
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	474	569	827	2,455
Research and development	3,125	2,348	5,995	5,243
General and administrative	4,179	4,291	8,378	9,416
Sales and marketing	1,331	1,380	2,550	2,185
Asset write-down and restructuring	—	(88)	—	(5)
Total operating expenses	9,109	8,500	17,750	19,294
Loss from operations	(8,094)	(5,787)	(15,025)	(13,140)
Interest income, net	505	346	946	718
Gain (loss) on warrant liabilities	102	116	29,351	(132)
Other income, net	—	2	—	2
(Loss) income before income tax expense	(7,487)	(5,323)	15,272	(12,552)
Income tax expense	—	—	—	—
Net (loss) income	$(7,487)	$(5,323)	$15,272	$(12,552)
Net (loss) income per share
Basic	$(0.20)	$(0.20)	$0.42	$(0.48)
Diluted	$(0.20)	$(0.20)	$0.39	$(0.48)
Weighted-average shares used in computing net income (loss) per share
Basic	37,746,302	26,622,924	36,231,623	25,938,483
Diluted	37,746,302	26,622,924	39,567,022	25,938,483

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(7,487)	$(5,323)	$15,272	$(12,552)
Other comprehensive (loss) income:
Change in unrealized (loss) income on available-for-sale investments	(3)	1	(12)	(3)
Total other comprehensive (loss) income	(3)	1	(12)	(3)
Comprehensive (loss) income	$(7,490)	$(5,322)	$15,260	$(12,555)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201
Stock-based compensation	—	—	958	—	—	958
Common stock issued under equity award plans	198,127	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(15,200)	—	(30)	—	—	(30)
Exercise of stock options	34,195	—	4	—	—	4
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(5,323)	(5,323)
Balance at June 30, 2024	26,769,694	$3	$460,574	$—	$(430,766)	$29,811

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299
Stock-based compensation	—	—	1,141	—	—	1,141
Common stock issued under equity award plans	88,123	—	—	—	—	—
Exercise of stock options	44,056	—	54	—	—	54
Issuance of common stock under ESPP	15,097	—	76	—	—	76
Issuance of common stock, net of cost	1,720,422	—	14,450	—	—	14,450
Exercise of warrants	2,790,700	—	17,302	—	—	17,302
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	40,370,914	$4	$529,393	$(6)	$(475,559)	$53,832

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$15,272	$(12,552)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,290	1,529
Depreciation of property and equipment	437	404
Change in fair value of warrant liabilities	(29,351)	132
Amortization of investment discount	(647)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(103)	55
Unbilled receivable	(318)	(283)
Inventories	(5)	1,065
Prepaid expenses and other current assets	(26)	438
Operating lease assets & other non-current assets	684	544
Accounts payable	(120)	(844)
Accrued liabilities and current operating lease liabilities	(469)	(2,855)
Operating lease liabilities	(486)	(610)
Net cash used in operating activities	(12,842)	(13,033)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(205)
Purchases of marketable securities	(47,036)	—
Maturities of marketable securities	14,000	16,000
Net cash (used in) provided by investing activities	(33,129)	15,795
Cash flows from financing activities:
Proceeds from exercise of stock options	54	4
Proceeds from issuance of common stock under ESPP	76	—
Proceeds from the exercise of warrants	6,419	—
Shares repurchased for payment of tax withholdings	—	(72)
Payment of obligations under capital leases	—	(2)
Proceeds from issuance of common stock	28,432	—
Payment of transaction costs related to issuance of common stock	(50)	—
Net cash provided by (used in) financing activities	34,931	(70)
Net (decrease) increase in cash and cash equivalents	(11,040)	2,692
Cash and cash equivalents at beginning of period	31,188	23,139
Cash and cash equivalents at end of period	$20,148	$25,831

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

The condensed consolidated financial statements as of June 30, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $62.7 million as of June 30, 2025, compared to $40.1 million as of December 31, 2024. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of June 30, 2025, the Company had an accumulated deficit of approximately $475.6 million and working capital of $62.0 million.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and six months ended June 30, 2025 and 2024, were as follows:

	For the three months ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Product Development Contract Revenue	$1,012	$2,713	$2,722	$3,595
Product Revenue	3	—	3	2,559
Revenue, net	$1,015	$2,713	$2,725	$6,154

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of June 30, 2025 and December 31, 2024, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2024	$134	$1,179	$28	$248
(Decrease)/increase, net	103	318	1	(248)
Ending Balance as of June 30, 2025	$237	$1,497	$29	$—

The Company recorded its current contract assets and current deferred revenue within prepaid expenses and other current assets and accrued liabilities, respectively. During the three and six months ended June 30, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized all of the deferred revenue which existed at December 31, 2023.

Remaining Performance Obligations

As of June 30, 2025, the Company had backlog, or revenue related to remaining performance obligations, of $1.7 million. The Company expects approximately half of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$4,962	$—	$—	$4,962
Marketable securities:
U.S. treasury securities	$42,554	$—	$—	$42,554
Total assets	$47,516	$—	$—	$47,516

Liabilities:
Warrant liabilities	$5,771	$2,048	$3,342	$11,161
Total liabilities	$5,771	$2,048	$3,342	$11,161

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$12,927	$—	$—	$12,927
Marketable securities:
U.S. treasury securities	8,883	—	—	8,883
Total assets	$21,810	$—	$—	$21,810

Liabilities:
Warrant liabilities	$11,630	$4,128	$35,638	$51,396
Total liabilities	$11,630	$4,128	$35,638	$51,396

As of June 30, 2025, the Company held $47.5 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2024	$35,638
Decrease in fair value of warrants	(21,412)
Exercise of warrants	(10,884)
Balance at June 30, 2025	$3,342

3. Balance Sheet Components

Inventories, Net

As of June 30, 2025 and December 31, 2024, inventories, net consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$1	$71
Finished goods, net	$75	$—
Total inventories	$76	$71

Prepaid Expenses and Other Current Assets

As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Prepaid insurance	$357	$367
Software	511	647
Other prepaid expenses and assets	433	261
Total prepaid expenses and other current assets	$1,301	$1,275

Property and Equipment, Net

As of June 30, 2025 and December 31, 2024, property and equipment, net consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Robotics and manufacturing equipment	$1,170	$1,128
Leasehold improvements	3,927	3,927
Computer equipment	1,304	1,251
Software	—	1
Furniture and fixtures, and other fixed assets	951	951
Property and equipment, gross	7,352	7,258
Accumulated depreciation	(3,451)	(3,014)
Property and equipment, net	$3,901	$4,244

Depreciation expenses were $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expenses were $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Liabilities

As of June 30, 2025 and December 31, 2024, accrued liabilities consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Payroll and related costs	$1,709	$1,811
Legal services accrual	130	230
Deferred revenue	—	248
Other contract liabilities	496	496
Other accrued expenses and current liabilities	240	134
Total accrued liabilities	$2,575	$2,919

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of June 30, 2025, there remained 4,687,500 Earn-Out Shares potentially issuable.

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of June 30, 2025, there were 20,549,453 DeSPAC Warrants outstanding.

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

The Company recognized losses of $2.1 million and gains of $0.1 million related to the change in fair value of the deSPAC Warrants during the three months ended June 30, 2025 and 2024, respectively. The Company recognized gains of $7.9 million and losses of $0.1 million related to the change in fair value of the deSPAC Warrants during the six months ended June 30, 2025 and 2024, respectively.

6. 2024 Warrants

On November 1, 2024, the Company closed a registered direct offering for an aggregate of 2,790,700 shares of its common stock at a purchase price of $2.15 per share. In a concurrent private placement, the Company agreed to issue to the same investor warrants to purchase up to 2,790,700 shares of common stock (the "2024 Private Placement Warrants"). The 2024 Private Placement Warrants have an exercise price of $2.30 per share and will expire five and one-half years following the date of issue.

In a separate concurrent private placement, the Company's Chief Executive Officer and certain other members of the Board of Directors purchased 430,105 shares of common stock at a price of $2.20 per share, which represented the consolidated closing bid price of the Company's common stock on the Nasdaq Global Market on October 30, 2024, and warrants to purchase up to 430,105 shares of common stock, at a price of $0.125 per warrant (the "2024 Concurrent Private Placement Warrants"). The 2024 Concurrent Private Placement Warrants have an exercise price of $2.30 per share and will expire five and one-half years following the date of issue.

The Company received gross proceeds of approximately $7 million, before deducting placement agency fees and offering expenses from the registered direct offering, the 2024 Private Placement Warrants and the 2024 Concurrent Private Placement Warrants (together the "2024 Warrants").

On May 9, 2025, 2,790,700 of the 2024 Warrants were exercised. As of June 30, 2025, 430,105 of the 2024 Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized gains of $2.2 million and $21.4 million related to the change in fair value of the 2024 Warrants during the three and six months ended June 30, 2025, respectively, which are recorded as a gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

June 30, 2025
Stock price	$8.66
Term (in years)	4.8
Expected volatility	105.5%
Risk-free rate	3.8%
Dividend yield	0.0%

7. Stock-based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of June 30, 2025, 2.0 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of June 30, 2025, 475,000 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of June 30, 2025, 0.5 million shares were available for sale under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the six months ended June 30, 2025:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2024	1,396,957	$1.88	7.5	$14,519
Granted	41,667	6.43
Exercised	(44,056)	1.22
Cancelled	(190,161)	1.57
Outstanding – June 30, 2025	1,204,407	$2.11	7.0	$7,894
Exercisable – December 31, 2024	443,045	$2.05	5.2	$4,527
Exercisable – June 30, 2025	766,033	$2.15	6.4	$4,983

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

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the six months ended June 30, 2025:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	1,457,281	$1.62
Granted	670,682	6.69
Vested	(580,938)	1.46
Cancelled	(166,988)	3.95
Outstanding – June 30, 2025	1,380,037	$3.82

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the six months ended June 30, 2025:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	625,000	$0.59
Vested	(625,000)	0.59
Outstanding – June 30, 2025	—	$—

Phantom Equity Award

During the fourth quarter of 2024 the Company and Benjamin Wolff agreed to extend Mr. Wolff’s term of employment as the Company’s President and Chief Executive Officer, effective January 1, 2025 through December 31, 2027. The agreement includes a phantom equity award that is subject to cliff vesting based on continued employment through October 31, 2027 or upon earlier change of control or earlier qualifying termination of his employment. The Company has the option, in its sole discretion, to settle the award in full with cash or replace the award in whole or in part with restricted stock awards with respect to the Company's common stock vesting on the same condition. If settled in cash, the value of the award shall be equal to 1.8 million (as proportionately adjusted for any stock splits, dividends, combinations and the like) times the Stock FMV. The "Stock FMV" is the volume weighted average closing price per share of the Company’s stock for the 10 consecutive trading days ending on the trading day immediately prior to vesting. If, at any time during the term of the award and no later than the day immediately prior to the payment date, the Company grants Mr. Wolff one or more restricted stock awards with the same vesting conditions as the phantom equity award, the cash settlement value will be reduced by 1.2 shares for every share subject to the restricted stock award(s) up to 1.5 million shares (as proportionately adjusted for any stock splits, dividends, combinations and the like).

The phantom equity award has been accounted for as an equity classified award. As of June 30, 2025, and December 31, 2024, the phantom equity award with a common stock equivalent of 1.5 million shares was outstanding with a grant-date fair value per share of $2.23. On July 2, 2025, the Company granted Mr. Wolff a restricted stock award of 1.5 million shares, which reduced the phantom equity award to zero.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	For the three months ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$15	$25	$25	$7
Research and development	111	74	190	32
Sales and marketing	210	244	389	284
General and administrative	805	615	1,686	1,206
Total stock-based compensation expense	$1,141	$958	$2,290	$1,529

As of June 30, 2025, there was approximately $8.5 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.7 years.

8. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(7,487)	$(5,323)	$15,272	$(12,552)
Denominator:
Weighted average shares outstanding, basic	37,746,302	26,622,924	36,231,623	25,938,483
Dilutive effect of potential common shares	—	—	3,335,399	—
Weighted average shares outstanding, diluted	37,746,302	26,622,924	39,567,022	25,938,483
Basic net income (loss) per share	$(0.20)	$(0.20)	$0.42	$(0.48)
Diluted net income (loss) per share	$(0.20)	$(0.20)	$0.39	$(0.48)
Anti-dilutive securities, excluded	12,626,958	12,070,666	8,245,129	12,070,666

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net income (loss) per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2024, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

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

The Company had no significant income tax expense for the three and six months ended June 30, 2025 and 2024. The provision for income taxes for the three and six months ended June 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the periods with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company is currently evaluating the impact of this new bill.

10. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of June 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The following table presents selected financial information with respect to the Company's single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Segment Revenue	$1,012	$2,713	$2,722	$3,595
Other Revenue (1)	3	—	3	2,559
Total Revenue	1,015	2,713	2,725	6,154
Less:
Cost of revenue	459	544	802	1,383
Research and development	3,014	2,274	5,805	5,211
General and administrative	3,196	3,061	6,514	7,765
Sales and marketing	1,121	1,687	2,161	1,901
Other (2)	1,319	934	2,468	3,034
Interest income, net	(505)	(346)	(946)	(718)
Loss (gain) on warrant liabilities	(102)	(116)	(29,351)	132
Other income, net	—	(2)	—	(2)
Net income (loss)	$(7,487)	$(5,323)	$15,272	$(12,552)

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the three months ended June 30, 2025 includes $1.1 million of stock compensation expenses and $0.2 million of severance charges. Other for the three months ended June 30, 2024 includes $1.0 million of stock compensation expenses. Other for the six months ended June 30, 2025 includes $2.3 million of stock compensation expenses and $0.2 million of severance charges. Other for the six months ended June 30, 2024 includes $1.1 million of cost of revenue from legacy product sales, $1.5 million of stock compensation expenses and $0.4 million of asset write-off and restructuring charges.

The Company's revenue is derived primarily from U.S. customers. During the three and six months ended June 30, 2025 and 2024, the Company had no revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

12. Subsequent Event

In July 2025, the Company sold 77,960 shares of its Common Stock for gross sales proceeds of approximately $0.7 million, before deducting commission and other expenses, which was the remaining capacity under the at-the-market program in effect at the time.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to develop and sell our full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") and related products and the capabilities and functionality of our AI/ML Foundational Technology and related products
•
our expected timeline and amount of our product revenues;
•
nature and size of the markets that we are targeting;
•
our software product roadmaps, including expected timing of new or enhanced product releases and target markets;
•
our ability to respond to rapid technological changes;
•
competition from existing or future businesses and technologies and the potential advantages of our products as compared to competitors;
•
our ability to manage our growth and expenses;
•
our ability to comply with evolving laws and regulations applicable to our business;
•
our ability to attract and retain qualified personnel with the necessary experience, including employees who are instrumental to our business strategy;
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

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful in demonstrating the value of our products with these early adopters, there will be many potential customers that follow. Palladyne IQ is being offered through a term-based licensing model that would result in a recurring revenue stream, while Palladyne Pilot is offered through a device-based licensing model. We may also offer add-on functionality for an additional license fee. While we plan to charge an upfront fee for the hardware associated with Palladyne IQ, we may choose to embed the cost in the license fee in the future. Based on interaction with dozens of potential customers during the first half of 2025, we believe that the sales cycle for our products is likely to be between 12 and 18 months, or even longer. System integrators and potential customers of Palladyne IQ have indicated that recent changes in U.S. trade policy have caused some potential customers to re-evaluate their automation priorities which we believe will delay certain investment decisions in the near term but will overall create greater opportunities for Palladyne IQ deployments in the United States in the medium and long term. We continue to expect to begin generating revenues from commercial customers in 2025 and for revenues to grow modestly throughout 2026.

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

We have taken and continue to take numerous steps to manage our use of cash. For example, we conducted two workforce reductions during 2023 (the "2023 RIFs") which allowed us to further conserve our cash resources and manage operating expenses. The last cash payments related to the 2023 RIFs were paid during the first quarter of 2024. Additionally, during the fourth quarter of 2024 and the first half of 2025 we raised approximately $60.7 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

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

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers during the first half of 2025, we believe that the sales cycle for our products is likely to be between 12 and 18 months, or even longer. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

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

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, changes in United States trade policy, including tariffs, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and conflict in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our software products and the budgets of our customers and their expected return-on-investment from the purchase of a license for our software product. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024.

Revenue, Net

The following table presents our revenue for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Product Development Contract Revenue	$1,012	$2,713	$(1,701)	(63)%
Product Revenue	3	—	3	*NM
Revenue, net	$1,015	$2,713	$(1,698)	(63)%

*NM - Not Meaningful

Revenue decreased by $1.7 million, or 63%, from $2.7 million for the three months ended June 30, 2024, to $1.0 million for the three months ended June 30, 2025, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $1.7 million, or 63%, from $2.7 million for the three months ended June 30, 2024, to $1.0 million for the three months ended June 30, 2025. The decrease was primarily due to available funding and the timing of the completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales was minimal during the three months ended June 30, 2025 and 2024.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$474	$569	$(95)	(17)%
Research and development	3,125	2,348	777	33%
General and administrative	4,179	4,291	(112)	(3)%
Sales and marketing	1,331	1,380	(49)	(4)%
Asset write-down and restructuring	—	(88)	88	(100)%
Total operating expenses	$9,109	$8,500	$609	7%

Cost of Revenue

Cost of revenue decreased by $0.1 million, or 17%, from $0.6 million for the three months ended June 30, 2024, to $0.5 million for the three months ended June 30, 2025. Cost of revenue decreased primarily due to lower labor and material expenses charged to product development contracts during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Research and Development

Research and development expenses increased by $0.8 million, or 33%, from $2.3 million for the three months ended June 30, 2024, to $3.1 million for the three months ended June 30, 2025. Research and development costs during the three months ended June 30, 2025 increased due to labor and labor related expenses associated with product testing, debugging, stabilization and enhancements of our software products.

General and Administrative

General and administrative expense decreased by $0.1 million, or 3%, from $4.3 million for the three months ended June 30, 2024, to $4.2 million for the three months ended June 30, 2025. General and administrative expense decreased primarily due to reduced labor and labor related expenses and reduced business insurance expenses, partially offset by increased stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense decreased by 4%, from $1.4 million for the three months ended June 30, 2024, to $1.3 million for the three months ended June 30, 2025. This decrease was driven by decreased labor and labor related expense, mostly offset by increased marketing program expenses.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the three months ended June 30, 2025 or the prior year period.

Other Income

The following table presents other income for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Other income
Interest income, net	$505	$346	$159	46%
Gain on warrant liability	102	116	(14)	(12)%
Other income, net	—	2	(2)	(100)%
Total other income	$607	$464	$143	31%

Other income increased minimally by $0.1 million from $0.5 million for the three months ended June 30, 2024, to $0.6 million for the three months ended June 30, 2025. Other income increased as a result of increased interest income from our investments in marketable securities due to an increase in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes for the three months ended June 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Six Months Ended June 30, 2025 and 2024.

Revenue, Net

The following table presents our revenue for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Product Development Contract Revenue	$2,722	$3,595	$(873)	(24)%
Product Revenue	3	2,559	(2,556)	(100)%
Revenue, net	$2,725	$6,154	$(3,429)	(56)%

Revenue decreased by $3.4 million, or 56%, from $6.2 million for the six months ended June 30, 2024, to $2.7 million for the six months ended June 30, 2025, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $0.9 million, or 24%, from $3.6 million for the six months ended June 30, 2024, to $2.7 million for the six months ended June 30, 2025. The decrease was primarily due to available funding and the timing of completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales decreased by $2.6 million, or 100%. The decrease was due to legacy hardware product sales during the six months ended June 30, 2024 that did not recur during the six months ended June 30, 2025.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$827	$2,455	$(1,628)	(66)%
Research and development	5,995	5,243	752	14%
General and administrative	8,378	9,416	(1,038)	(11)%
Sales and marketing	2,550	2,185	365	17%
Asset write-down and restructuring	—	(5)	5	(100)%
Total operating expenses	$17,750	$19,294	$(1,544)	(8)%

Cost of Revenue

Cost of revenue decreased by $1.6 million, or 66%, from $2.5 million for the six months ended June 30, 2024, to $0.8 million for the six months ended June 30, 2025. Cost of revenue decreased primarily due to lower product costs, which resulted from the decline in product revenue, as well as decreased labor and material expenses charged to product development contracts during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Research and Development

Research and development expenses increased by $0.8 million, or 14% from $5.2 million for the six months ended June 30, 2024, to $6.0 million for the six months ended June 30, 2025. Research and development costs during the six months ended June 30, 2025 increased due to labor and labor related expenses associated with product testing, debugging, stabilization and enhancements of our software products.

General and Administrative

General and administrative expense decreased by $1.0 million, or 11%, from $9.4 million for the six months ended June 30, 2024, to $8.4 million for the six months ended June 30, 2025. General and administrative expense decreased primarily due to reduced labor and labor related expenses and reduced business insurance expenses, partially offset by increased stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense increased by $0.4 million, or 17%, from $2.2 million for the six months ended June 30, 2024, to $2.6 million for the six months ended June 30, 2025. This increase was driven by increased marketing program costs related to our new software products.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the six months ended June 30, 2025 or the prior year period.

Other Income

The following table presents other income for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Other income
Interest income, net	$946	$718	$228	32%
Gain (loss) on warrant liabilities	29,351	(132)	29,483	(22,336)%
Other income, net	—	2	(2)	(100)%
Total other income	$30,297	$588	$29,709	5,053%

Other income increased by $29.7 million from $0.6 million for the six months ended June 30, 2024, to $30.3 million for the three months ended June 30, 2025. Other income increased almost entirely as a result of increased unrealized mark-to-market gains on our outstanding warrants. In addition, the increase was also impacted by increased interest income from our investments in marketable securities due to an increase in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the six months ended June 30, 2025 and 2024, respectively. The provision for income taxes for the six months ended June 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of June 30, 2025, was $1.7 million, $0.9 million of which was funded and $0.8 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated remaining contract value, which combines backlog with estimated remaining potential contract value, including unexercised options from existing firm contracts, was $7.8 million as of June 30, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $62.7 million as of June 30, 2025, compared to $40.1 million as of December 31, 2024. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of June 30, 2025, we had an accumulated deficit of approximately $475.6 million and working capital of $62.0 million.

On October 31, 2024, we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements. In May 2025, 2,790,700 of the 2024 Warrants were exercised resulting in proceeds of $6.4 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our Common Stock pursuant to the Sales Agreement. As of December 31, 2024, we had sold a total of 3,680,543 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $18.0 million, before deducting commission and other expenses. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. During the six months ended June 30, 2025, we sold a total of 3,056,229 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $29.3 million, before deducting commission and other expenses. In July 2025, we sold 77,960 shares of our Common Stock for gross sales proceeds of approximately $0.7 million, before deducting commission and other expenses, which was the remaining capacity under the at-the-market program in effect at the time. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

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

We have taken many steps to reduce our use of cash. For example, we suspended our hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, conducted the 2023 RIFs and terminated our operations in Pittsburgh, Pennsylvania. We plan to use our existing capital to further commercialize and conduct sales and marketing efforts for Palladyne IQ and Palladyne Pilot, as well as continue product testing, debugging and stabilization efforts and conduct product development efforts for the next versions of our products.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to commercialize our products and thereby recognize associated revenue and capital requirements to conduct marketing and sales activities prior to receiving payments sufficient to cover our costs. Any delays in the sales of our software products will negatively impact our ability to generate revenue, profitability, overall operating performance and financial condition. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

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

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We have taken numerous steps to manage our use of cash, including conducting the 2023 RIFs and other related actions. However, we may decide to seek additional financing, and we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists including under "at-the-market" equity offering programs. Any delays in the successful further commercialization and sales of our software products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part II Item 1A Risk Factors “Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(12,842)	$(13,033)	$191	(1)%
Net cash (used in) provided by investing activities	(33,129)	15,795	(48,924)	(310)%
Net cash provided by (used in) financing activities	34,931	(70)	35,001	(50,001)%
Net (decrease) increase in cash and cash equivalents	$(11,040)	$2,692	$(13,732)	(510)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2025 decreased by $0.2 million to $12.8 million from $13.0 million during the same period in 2024. The decrease to net cash used in operating activities was primarily attributable to changes in operating assets and liabilities.

Net Cash (Used In) Provided by Investing Activities

Our net cash used in investing activities during the six months ended June 30, 2025 increased by $48.9 million as compared to the same period in 2024. The increase in cash used in investing activities is almost entirely due to $33.0 million of purchases net of maturities of marketable securities during the six months ended June 30, 2025, as compared to $16.0 million of maturities of marketable securities, during the six months ended June 30, 2024.

Net Cash Provided by (Used In) Financing Activities

Our net cash provided by financing activities during the six months ended June 30, 2025 increased by $35.0 million as compared to the prior year period. The increase in cash provided by financing activities is almost entirely due to the $34.8 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and exercise of warrants during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $15.0 million for the six months ended June 30, 2025, and a loss from operations of $26.9 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $475.6 million and working capital of $62.0 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Even if we are able to successfully develop our products and attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful development, commercial introduction and adoption on a large scale of our AI/ML Foundational Technology and related products and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

We are likely to continue to incur losses in future periods as we:

•
continue to design, develop and commercialize our products;
•
conduct our sales and marketing activities and develop our sales and customer service capabilities;
•
continue to invest in our AI/ML Foundational Technology and related products and our cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

Because we will incur costs and expenses from these and other efforts before we receive significant product revenue, we expect to incur losses in future periods, which could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may result in less than expected or no additional revenue, which would further increase our losses and affect our ability to continue operations. We may have to obtain additional capital from external sources, and additional financing may not be available when needed or, if available, may not be available on terms favorable to us or to our stockholders. See "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, as they often have in the past, our actual operating results may be materially different from our expected or forecasted results.

We are an early stage company, with no previous experience commercializing software products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and successful commercialization of our products, the level of demand for our products, the size of our target markets, the performance and utilization of our products, product pricing and the nature and length of the sales cycle (which we believe to be long). However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $22.6 million and $76.6 million for the years ended December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $12.8 million for the six months ended June 30, 2025. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products and may not be able to do so efficiently or effectively or at all. Historically we were unsuccessful in our efforts to commercialize our hardware products. Moreover, commercialization may be delayed due to the challenges discussed under "Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." The commercialization of our software products is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts and potential collaborations with other companies, developers, partners and other participants. Market acceptance of our software products is uncertain and we may need to change product features to meet customer needs. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. We also may be unsuccessful in our research and product development efforts.

A key element of our long-term business strategy involves sales, marketing, training and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our products. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of product revenue could be delayed.

We are focused on the development and commercialization of our AI/ML Foundational Technology and related products. Product testing and customer use regularly provide feedback on how we can improve our products. If we are unable to demonstrate that our products deliver the performance, reliability, functionality and/or safety that we or our potential customers expect or quickly address discovered issues, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition. If we are unable to recruit and retain employees as needed to commercialize our products, we may be unable to do so in a timely manner or at all.

Over recent years we experienced, and we continue to experience, these challenges, which have at times negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

In addition, macro-economic conditions, such as changes in United States trade policy, including tariffs, inflation and high interest rates and geopolitical events such as the current wars between Russia and Ukraine and in the Middle East, and responses thereto, have contributed to price increases and may continue to do so. If we are unable to develop and commercialize our products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML software products for the foreseeable future.

If we are successful in commercializing our AI/ML Foundational Technology and related products, our revenue will be concentrated in licensing those software products for the foreseeable future. We will need to continue to enhance our products, develop new capabilities and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML Foundational Technology and related products do not meet customer expectations, or cannot be commercialized on their projected timelines and in line with cost targets, our future revenue, operating results and financial condition will be adversely affected.

Any issues in the development and use of our AI/ML Foundational Technology or related products, or issues in products developed by others, may result in reputational harm or liability.

Any issues in the development or use of our AI/ML Foundational Technology or related products, or issues in products developed by others may result in reputational harm or liability. As with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, we may experience competitive, brand or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

Our AI/ML Foundational Technology and related products are new technologies, and customer trials and discussions may not result in purchases.

Our AI/ML Foundational Technology and related products are new technologies. As of the date of this Report, we have revenue generating contracts with U.S. government customers related to various aspects of our AI/ML Foundational Technology and related products. However, while we continue to engage with numerous other potential customers, we currently have no commercial customers. Our products contain advanced software and control technologies that we have developed over many years. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our products, customers who initially expressed an interest in our products during the design or testing phase may not purchase the software. If we cannot commercialize our AI/ML Foundational Technology and related products on our expected schedule, if our products do not offer our potential customers the features, functionality and return on investment that they expect, if potential customers are unwilling or hesitant to adopt new technologies and products such as ours and/or if potential customers are not willing to pay for our products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

Based on interaction with dozens of potential customers during the first half of 2025, we believe that the sales cycle for our products is likely to be between 12 and 18 months, or even longer. However, we have limited actual knowledge of or experience with the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our software products and influenced their designs do not license our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our AI/ML Foundational Technology and related products, long-term financial viability and prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software, any delays in development or testing, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient licensing revenue, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our AI/ML Foundational Technology and related products, our ability to commercialize our products, our financial viability or our prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the robotics industry do not continue to develop as we anticipate or if potential customers do not adopt our AI/ML Foundational Technology and related products and license our products, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The market for our AI/ML Foundational Technology and related products and applications similar to ours is relatively new and evolving. We are developing our products to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license our products, our sales will not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our products as too costly or discretionary. For example, the effects of changes in U.S. trade policy, including tariffs, are unknown and may have the effect of diminishing customer willingness to enter into transactions with us. Moreover, market acceptance of our AI/ML Foundational Technology and related products is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our products, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our products before we exhaust our financial resources, we may need to cease business operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future." and "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

If we are unable to successfully introduce and implement enhancements, new features or modifications to our AI/ML Foundational Technology and related products, our business would be harmed.

If we are unable to successfully introduce and implement new applications, enhancements or features, or fail to develop new applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects would be adversely affected. The success of enhancements and new applications depends on several factors, including timely completion, introduction and market acceptance.

We must continue to meet the changing expectations and requirements of our customers. Any failure of our products to operate effectively with future software, such as third-party robotic operating systems and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our products or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our software or products or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our products or if we fail to introduce new applications to market in a timely fashion, our products might become less marketable, less competitive or obsolete, and consequently our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

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

Our decision to focus our business strategy on the development and commercialization of our AI/ML Foundational Technology was based in part on our estimates of the potential addressable market, pricing, adoption rates and sales cycles for our related products. However, the market demand for our AI/ML software products is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers during the first half of 2025, we believe that the sales cycle for our products is likely to be between 12 and 18 months, or even longer.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all. If customer demand does not develop as expected, or if we do not achieve forecasted pricing, adoption rates and sales cycles for our software products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

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

A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks.

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

The AI/ML software and robotics industries are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our products as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. We believe our AI/ML Foundational Technology and related products will compete (both directly and indirectly) with companies such as Bright Machines, Intrinsic, Liquid AI, Mujin, Physical Intelligence, Rapid Robotics, Skild AI, Anduril and Shield AI. We believe that our competitors are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the functionality of our AI/ML Foundational Technology rather than a fully competitive solution.

While we view industrial robotics and cobot manufacturers such as ABB, Fanuc, Kawasaki, KUKA, Universal Robots and Yasakawa, large system integrators such as Honeywell, Reply and Rockwell Automation and technology companies such as NVIDIA as potential target customers and/or channel and ecosystem partners for our products, we also recognize that these companies may emerge as formidable competitors through their own internal development efforts or future technology partnerships with or acquisitions of our competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of one of our direct or indirect competitors.

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

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of products or technologies provided by any of our competitors with whom they may have an existing relationship. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be adversely affected.

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

The design, development and use of our AI/ML Foundational Technology and related products involve certain inherent risks. New software products generally suffer from flaws that are found, often as a result of customer use, and fixed over time. Real or perceived flaws in our products, connectivity issues, unanticipated or unintended use of our products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our software products, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our AI/ML Foundational Technology and related products, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our products could include significant injuries or even death. To the extent that flaws or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. For example, we continue our efforts to increase product reliability and stability and conduct ordinary course product testing and debugging, which may result in product development or commercialization delays. If any flaws and related issues that may arise cannot be adequately resolved, product sales may not occur and/or resume.

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

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging flaws in the design of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software or products. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims.

Even if our AI/ML Foundational Technology performs properly and our products are used as intended, if personal injuries occur while operating third-party products that use our AI/ML software, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that may in the future use our AI/ML Foundational Technology will contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our products are used as designed and intended, customers may not operate complex third-party systems that use our products safely and effectively. In addition, we cannot predict all the ways in which the proper use or misuse of our products can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our products in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

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
•
forecasting revenue, managing expenses and implementing enterprise resource planning, or ERP, systems;
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

We will require significant capital to develop and grow our business, including successfully developing and commercializing our AI/ML Foundational Technology and related products, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software products and general and administrative expenses. Although the 2023 RIFs and other cost-saving measures have significantly reduced expenses, and recent financing activities have increased our financial resources, it may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including tariffs, inflation and interest rates. In addition, we may incur significant costs upgrading or fixing flaws in our products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently design, develop, market, deploy, distribute and service our software products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and related products, and we may never reach profitability and/or achieve significant or any licensing revenue.

Our future growth depends on penetrating new markets, adapting our AI/ML Foundational Technology and products to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to design, develop, enhance and commercialize our AI/ML Foundational Technology and related products. Our research and development program may not produce successful results or be sufficient to adapt to new or changing technologies (such as AI), and our products may not achieve market acceptance, create meaningful or any revenue or become profitable.

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

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product. As of June 30, 2025, most of our key suppliers are based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Furthermore, fluctuations or shortages in raw materials or components and other economic conditions, including due to tariffs, may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased sales prices.

We face risks related to wars, natural disasters, health epidemics and other calamities and supply chain disruption, any of which could significantly disrupt our operations.

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, macro-economic conditions and other calamities and force majeure events. This may also include supply chain disruptions, inflation and high interest rates as a result of changes in U.S. trade policy, including tariffs and geopolitical events such as the current wars between Russia and Ukraine and in the Middle East, and responses thereto. The effects of the foregoing are unknown and may have the effect of diminishing customer willingness to enter into transactions with us.

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and release products. Additionally, as we commercialize our AI/ML Foundational Technology and related products and/or enter into or complete government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our AI/ML Foundational Technology and related products to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that we believe are complementary to our existing business. The sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, we have previously experienced an impairment of all of the goodwill associated with an acquisition we completed in 2022. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

For example, on March 13, 2024, the European Parliament adopted the European Union's Artificial Intelligence Act (the "AI Act"). The AI Act, which is scheduled to become effective over time through August 2, 2026, proposes a framework of prohibitions and disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI, depending on respective levels of risk-categorization, types of systems, and manner of use, under the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. In addition, in October 2023 the Biden administration issued an executive order to, among other things, establish extensive new standards for AI safety and security, which was revoked by President Trump in January 2025. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging. Numerous other laws and bills have been enacted or proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the development, deployment or provision of AI systems and services.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). We are currently evaluating the full impact of the OBBB Act on us. In addition, Organisation for Economic Co-operation and Development has introduced a global minimum tax initiative, which is in various stages of adoption. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed "side-by-side" solution that would exempt U.S.-parented multinational businesses from certain provisions of the global tax initiative; however, no agreement regarding implementation of the proposal has yet been reached. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the quarter ended June 30, 2025, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

If we issue additional shares of our Common Stock or rights to acquire shares of our Common Stock, if any of our existing stockholders sells a substantial amount of our Common Stock or if the market perceives that such issuances or sales may occur, the trading price of our Common Stock may significantly decrease. In addition, our issuance of additional shares of Common Stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing stockholders.

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
•
changes in our capital structure, such as future issuances of securities or the incurrence of debt;
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

As of June 30, 2025, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of June 30, 2025, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

As disclosed on a Current Report on Form 8-K filed with the SEC on October 31, 2024, we conducted a private placement with an accredited investor pursuant to which we issued 2024 Warrants to purchase up to 2,790,700 shares of our Common Stock. On May 9, 2025, the investor cash exercised such 2024 Warrants in full and an exercise price of $2.30 per share or $6,418,610 in the aggregate. In connection with the cash exercise, on May 12, 2025, we issued an aggregate of 2,790,700 shares of Common Stock (“Warrant Shares”). The Warrant Shares were issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

(b)

None.

(c)

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1*+	Amended and Restated Outside Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PALLADYNE AI CORP.

Date: August 6, 2025	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)