Form 10-Q
period 2025-09-30
Palladyne AI Corp.
filed 2025-11-12
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025 the registrant had 42,037,410 shares of Common Stock, $0.0001 par value per share, outstanding.

Summary Risk Factors.

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
•
Our business and prospects depend significantly on our ability to build our brand. We may not succeed in establishing, maintaining and strengthening an effective brand, and our brand and reputation could be harmed by negative publicity regarding us or our AI/ML Foundational Technology and related products. We believe that our previous inability to successfully commercialize our legacy hardware products, and our resulting financial performance, damaged our prior brand. As a result, in March 2024 we changed our name to Palladyne AI Corp. and have branded our AI/ML software products accordingly.

•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.
•
If we fail to effectively manage our business, we may not be able to develop, market and commercialize our software products successfully.
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
•
We have been and may in the future be subject to risks associated with strategic relationships, acquisitions or transactions and may not identify or form desired strategic relationships in the future.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$27,361	$31,188
Marketable securities	29,785	8,883
Accounts receivable, net of allowance for credit losses of $0.3 million at December 31, 2024	326	134
Unbilled receivables	1,819	1,179
Inventories	76	71
Prepaid expenses and other current assets	1,146	1,275
Total current assets	60,513	42,730
Property and equipment, net	4,063	4,244
Operating lease assets	8,023	8,841
Other non-current assets	330	438
Total assets	$72,929	$56,253
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$565	$435
Accrued liabilities	2,923	2,919
Current operating lease liabilities	976	1,079
Total current liabilities	4,464	4,433
Warrant liabilities	7,402	51,396
Operating lease liabilities	9,217	9,957
Total liabilities	21,083	65,786
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 165,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 42,036,294 and 33,883,894 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	531,127	481,289
Accumulated other comprehensive income	14	6
Accumulated deficit	(479,299)	(490,831)
Total stockholders’ equity (deficit)	51,846	(9,533)
Total liabilities and stockholders’ equity (deficit)	$72,929	$56,253

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$860	$871	$3,585	$7,025
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	461	479	1,288	2,934
Research and development	3,146	2,582	9,141	7,825
General and administrative	4,138	3,965	12,516	13,381
Sales and marketing	1,180	1,331	3,730	3,516
Asset write-down and restructuring	—	(187)	—	(192)
Total operating expenses	8,925	8,170	26,675	27,464
Loss from operations	(8,065)	(7,299)	(23,090)	(20,439)
Interest income, net	566	249	1,512	967
Gain (loss) on warrant liabilities	3,759	(43)	33,110	(175)
Other income, net	—	—	—	2
(Loss) income before income tax expense	(3,740)	(7,093)	11,532	(19,645)
Income tax expense	—	(3)	—	(3)
Net (loss) income	$(3,740)	$(7,096)	$11,532	$(19,648)
Net (loss) income per share
Basic	$(0.09)	$(0.27)	$0.31	$(0.76)
Diluted	$(0.09)	$(0.27)	$0.29	$(0.76)
Weighted-average shares used in computing net income (loss) per share
Basic	40,486,615	26,177,413	37,665,540	26,018,708
Diluted	40,486,615	26,177,413	40,161,248	26,018,708

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(3,740)	$(7,096)	$11,532	$(19,648)
Other comprehensive (loss) income:
Change in unrealized income (loss) on available-for-sale investments	20	—	8	(3)
Total other comprehensive income (loss)	20	—	8	(3)
Comprehensive (loss) income	$(3,720)	$(7,096)	$11,540	$(19,651)

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	25,877,865	$3	$459,113	$3	$(418,214)	$40,905
Stock-based compensation	—	—	571	—	—	571
Common stock issued under equity award plans	697,967	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(23,260)	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,229)	(7,229)
Balance at March 31, 2024	26,552,572	$3	$459,642	$(1)	$(425,443)	$34,201
Stock-based compensation	—	—	958	—	—	958
Common stock issued under equity award plans	198,127	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(15,200)	—	(30)	—	—	(30)
Exercise of stock options	34,195	—	4	—	—	4
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(5,323)	(5,323)
Balance at June 30, 2024	26,769,694	$3	$460,574	$—	$(430,766)	$29,811
Stock-based compensation	—	—	698	—	—	698
Common stock issued under equity award plans	26,851	—	—	—	—	—
Shares repurchased for payment of tax withholdings and other	(8,107)	—	(12)	—	—	(12)
Exercise of stock options	75,527	—	20	—	—	20
Net loss	—	—	—	—	(7,096)	(7,096)
Balance at September 30, 2024	26,863,965	$3	$461,280	$—	$(437,862)	$23,421

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299
Stock-based compensation	—	—	1,141	—	—	1,141
Common stock issued under equity award plans	88,123	—	—	—	—	—
Exercise of stock options	44,056	—	54	—	—	54
Issuance of common stock under ESPP	15,097	—	76	—	—	76
Issuance of common stock, net of cost	1,720,422	—	14,450	—	—	14,450
Exercise of warrants	2,790,700	—	17,302	—	—	17,302
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	40,370,914	$4	$529,393	$(6)	$(475,559)	$53,832
Stock-based compensation	—	—	1,056	—	—	1,056
Common stock issued under equity award plans	1,579,937	—	—	—	—	—
Exercise of stock options	7,483	—	11	—	—	11
Issuance of common stock, net of cost	77,960	—	667	—	—	667
Other comprehensive loss	—	—	—	20	—	20
Net loss	—	—	—	—	(3,740)	(3,740)
Balance at September 30, 2025	42,036,294	$4	$531,127	$14	$(479,299)	$51,846

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,532	$(19,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,346	2,227
Depreciation of property and equipment	658	612
Change in fair value of warrant liabilities	(33,110)	175
Amortization of investment discount	(1,065)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(192)	(63)
Unbilled receivable	(640)	455
Inventories	(5)	1,065
Prepaid expenses and other current assets	129	1,150
Operating lease assets & other non-current assets	925	891
Accounts payable	130	(1,076)
Accrued liabilities and current operating lease liabilities	(100)	(2,420)
Operating lease liabilities	(740)	(843)
Net cash used in operating activities	(19,132)	(17,531)
Cash flows from investing activities:
Purchases of property and equipment	(477)	(217)
Purchases of marketable securities	(56,828)	—
Maturities of marketable securities	37,000	16,000
Net cash (used in) provided by investing activities	(20,305)	15,783
Cash flows from financing activities:
Proceeds from exercise of stock options	65	24
Proceeds from issuance of common stock under ESPP	76	—
Proceeds from the exercise of warrants	6,419	—
Shares repurchased for payment of tax withholdings	—	(84)
Payment of obligations under capital leases	—	(3)
Proceeds from issuance of common stock	29,100	—
Payment of transaction costs related to issuance of common stock	(50)	—
Net cash provided by (used in) financing activities	35,610	(63)
Net decrease in cash and cash equivalents	(3,827)	(1,811)
Cash and cash equivalents at beginning of period	31,188	23,139
Cash and cash equivalents at end of period	$27,361	$21,328
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$10

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

The condensed consolidated financial statements as of September 30, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $57.1 million as of September 30, 2025, compared to $40.1 million as of December 31, 2024. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of September 30, 2025, the Company had an accumulated deficit of approximately $479.3 million and working capital of $56.0 million.

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

Revenue recognized for Product Development Contract Revenue and Product Revenue for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Product Development Contract Revenue	$860	$764	$3,582	$4,359
Product Revenue	—	107	3	2,666
Revenue, net	$860	$871	$3,585	$7,025

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of September 30, 2025 and December 31, 2024, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2024	$134	$1,179	$28	$248
(Decrease)/increase, net	192	640	7	(248)
Ending Balance as of September 30, 2025	$326	$1,819	$35	$—

The Company recorded its current contract assets and current deferred revenue within prepaid expenses and other current assets and accrued liabilities, respectively. During the three and nine months ended September 30, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized all of the deferred revenue which existed at December 31, 2023.

Remaining Performance Obligations

As of September 30, 2025, the Company had backlog, or revenue related to remaining performance obligations, of $0.8 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$29,785	$—	$—	$29,785
Total assets	$29,785	$—	$—	$29,785

Liabilities:
Warrant liabilities	$3,041	$1,079	$3,282	$7,402
Total liabilities	$3,041	$1,079	$3,282	$7,402

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury securities	$12,927	$—	$—	$12,927
Marketable securities:
U.S. treasury securities	8,883	—	—	8,883
Total assets	$21,810	$—	$—	$21,810

Liabilities:
Warrant liabilities	$11,630	$4,128	$35,638	$51,396
Total liabilities	$11,630	$4,128	$35,638	$51,396

As of September 30, 2025, the Company held $29.8 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)
Balance at December 31, 2024	$35,638
Decrease in fair value of warrants	(21,472)
Exercise of warrants	(10,884)
Balance at September 30, 2025	$3,282

3. Balance Sheet Components

Inventories, Net

As of September 30, 2025 and December 31, 2024, inventories, net consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$1	$71
Finished goods, net	$75	$—
Total inventories	$76	$71

Prepaid Expenses and Other Current Assets

As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Prepaid insurance	$296	$367
Software	416	647
Other prepaid expenses and assets	434	261
Total prepaid expenses and other current assets	$1,146	$1,275

Property and Equipment, Net

As of September 30, 2025 and December 31, 2024, property and equipment, net consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Robotics and manufacturing equipment	$1,369	$1,128
Leasehold improvements	3,927	3,927
Computer equipment	1,304	1,251
Software	—	1
Furniture and fixtures, and other fixed assets	951	951
Construction in progress	184	—
Property and equipment, gross	7,735	7,258
Accumulated depreciation	(3,672)	(3,014)
Property and equipment, net	$4,063	$4,244

Depreciation expenses were $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expenses were $0.7 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Liabilities

As of September 30, 2025 and December 31, 2024, accrued liabilities consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Payroll and related costs	$2,107	$1,811
Legal services accrual	120	230
Deferred revenue	—	248
Other contract liabilities	496	496
Other accrued expenses and current liabilities	200	134
Total accrued liabilities	$2,923	$2,919

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

As a result of the Business Combination, each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the "Earn-Out Shares"). On September 24, 2025, the four-year anniversary of the Closing Date, 2,343,750 of the Earn-Out Shares

expired without having been released as the closing share price of a share of Common Stock of the Company did not equal or exceed $90.00 for 20 trading days in any 30 consecutive trading-day period at any time beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date. The remaining 2,343,750 Earn-Out Shares will become payable if the closing share price of a share of Common Stock of the Company is equal to or exceeds $120.00 for 20 trading days in any 30 consecutive trading-day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fifth anniversary of the Closing Date.

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of September 30, 2025, there remained 2,343,750 Earn-Out Shares potentially issuable.

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of September 30, 2025, there were 20,549,453 DeSPAC Warrants outstanding.

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

The Company recognized gains of $3.7 million related to the change in fair value of the deSPAC Warrants during the three months ended September 30, 2025 and had no significant change in fair value of the deSPAC Warrants during the three months ended September 30, 2024. The Company recognized gains of $11.6 million and losses of $0.2 million related to the change in fair value of the deSPAC Warrants during the nine months ended September 30, 2025 and 2024, respectively.

6. 2024 Warrants

On November 1, 2024, the Company closed a registered direct offering for an aggregate of 2,790,700 shares of its common stock at a purchase price of $2.15 per share. In a concurrent private placement, the Company agreed to issue to the same investor warrants to purchase up to 2,790,700 shares of common stock (the "2024 Private Placement Warrants"). The 2024 Private Placement Warrants have an exercise price of $2.30 per share and were exercised in May 2025, as discussed below.

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

On May 9, 2025, 2,790,700 of the 2024 Private Placement Warrants were exercised. As of September 30, 2025, all 430,105 of the 2024 Concurrent Private Placement Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized gains of $0.1 million and $21.5 million related to the change in fair value of the 2024 Warrants during the three and nine months ended September 30, 2025, respectively, which are recorded as a gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

September 30, 2025
Stock price	$8.59
Term (in years)	4.6
Expected volatility	103.5%
Risk-free rate	3.7%
Dividend yield	0.0%

7. Stock-based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of September 30, 2025, 1.8 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, 475,000 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of September 30, 2025, approximately 485,000 shares were available for sale under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2024	1,396,957	$1.88	7.5	$14,519
Granted	41,667	6.43
Exercised	(51,539)	1.26
Cancelled	(199,712)	1.57
Outstanding – September 30, 2025	1,187,373	$2.11	6.7	$7,690
Exercisable – December 31, 2024	443,045	$2.05	5.2	$4,527
Exercisable – September 30, 2025	810,227	$2.14	6.3	$5,230

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

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	1,457,281	$1.62
Granted	749,598	6.76
Vested	(660,875)	1.64
Cancelled	(167,565)	3.95
Outstanding – September 30, 2025	1,378,439	$4.09

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the nine months ended September 30, 2025:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2024	625,000	$0.59
Granted	1,500,000	2.23
Vested	(625,000)	0.59
Outstanding – September 30, 2025	1,500,000	$2.23

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$17	$11	$42	$18
Research and development	106	40	296	72
Sales and marketing	166	209	555	493
General and administrative	767	438	2,453	1,644
Total stock-based compensation expense	$1,056	$698	$3,346	$2,227

As of September 30, 2025, there was approximately $8.1 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

8. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(3,740)	$(7,096)	$11,532	$(19,648)
Denominator:
Weighted average shares outstanding, basic	40,486,615	26,177,413	37,665,540	26,018,708
Dilutive effect of potential common shares	—	—	2,495,708	—
Weighted average shares outstanding, diluted	40,486,615	26,177,413	40,161,248	26,018,708
Basic net income (loss) per share	$(0.09)	$(0.27)	$0.31	$(0.76)
Diluted net income (loss) per share	$(0.09)	$(0.27)	$0.29	$(0.76)
Anti-dilutive securities, excluded	10,277,380	12,007,398	5,842,463	12,007,398

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net income (loss) per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2024, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

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

The Company had no significant income tax expense for the three and nine months ended September 30, 2025 and 2024. The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the periods with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The enactment of this new bill did not have a material impact on the Company’s consolidated financial statements.

10. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of September 30, 2025 and December 31, 2024, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The following table presents selected financial information with respect to the Company's single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Segment Revenue	$860	$764	$3,582	$4,359
Other Revenue (1)	—	107	3	2,666
Total Revenue	860	871	3,585	7,025
Less:
Cost of revenue	444	468	1,246	1,851
Research and development	3,040	2,541	8,845	7,752
General and administrative	3,371	3,527	9,885	11,292
Sales and marketing	1,014	1,122	3,175	3,023
Other (2)	1,056	512	3,524	3,546
Interest income, net	(566)	(249)	(1,512)	(967)
(Gain) loss on warrant liabilities	(3,759)	43	(33,110)	175
Other income, net	—	—	—	(2)
Income tax expense	—	3	—	3
Net (loss) income	$(3,740)	$(7,096)	$11,532	$(19,648)

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the three months ended September 30, 2025 includes $1.1 million of stock compensation expenses. Other for the three months ended September 30, 2024 includes $0.7 million of stock compensation expenses, partially offset by $0.2 million of restructuring gain. Other for the nine months ended September 30, 2025 includes $3.3 million of stock compensation expenses and $0.2 million of severance charges. Other for the nine months ended September 30, 2024 includes $1.1 million of cost of revenue from legacy product sales, $2.2 million of stock compensation expenses and $0.2 million of asset write-off and restructuring charges.

During the three and nine months ended September 30, 2025 and 2024, the Company had no revenue earned from customers located outside the United States.

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
•
our future financial performance;
•
the impact of the government shutdown on our business and financial results;
•
the impact of natural disasters, health epidemics and global economic and geopolitical conditions and international conflicts on our business and the business of our customers;
•
changes in regulations and customs, tariffs and trade barriers and the potential effects on our business and financial results;
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

We believe that our initial customer base will be comprised of innovators and early adopters in the industrial manufacturing, defense, infrastructure maintenance, repair and surveillance, energy and aerospace and aviation industries. We believe that if we are successful in demonstrating the value of our products with these early adopters, there will be many potential customers that follow. Palladyne IQ is being offered through a term-based licensing model that would result in a recurring revenue stream, while Palladyne Pilot is offered through a device-based licensing model. We may also offer add-on functionality for an additional license fee. While we plan to charge an upfront fee for the hardware associated with Palladyne IQ, we may choose to embed the cost in the license fee in the future. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne Pilot is unknown. System integrators and potential customers of Palladyne IQ have indicated that recent changes in U.S. trade policy have caused some potential customers to re-evaluate their automation priorities which we believe will delay certain investment decisions in the near term but will overall create greater opportunities for Palladyne IQ deployments in the United States in the medium and long term. We expect to begin generating revenues from commercial customers in the first half of 2026.

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

Development, Testing and Commercial Launch of our AI/ML Software Products

We expect to continue commercialization efforts, internal testing and customer trials for both products through the remainder of 2025. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

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

We have taken and continue to take numerous steps to manage our use of cash. For example, we conducted two workforce reductions during 2023 (the "2023 RIFs") which allowed us to further conserve our cash resources and manage operating expenses. The last cash payments related to the 2023 RIFs were paid during the first quarter of 2024. Additionally, during the fourth quarter of 2024 and the first three quarters of 2025 we raised approximately $61.4 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

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

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne Pilot is unknown. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. Further, we have U.S. government revenue-generating contracts related to various aspects of our AI/ML Foundational Technology and our Palladyne IQ and Palladyne Pilot products and we have been affected by the current government shutdown. For example, we have experienced delays in our interactions with certain government agencies and these have affected our collection efforts, our ability to consummate new government contracts and may prevent us from maintaining or renewing certain government contracts. The duration of the shutdown could have a compounding effect, and the longer it continues, the more significant the potential adverse impact may be on our anticipated revenues for fiscal years 2025 and 2026. For additional information around the risks associated with our government contracts, see Part II Item 1A Risk Factors "A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks." If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024.

Revenue, Net

The following table presents our revenue for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Product Development Contract Revenue	$860	$764	$96	13%
Product Revenue	—	107	(107)	-100%
Revenue, net	$860	$871	$(11)	(1)%

Revenue decreased slightly for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Product Development Contract Revenue

Product development contract revenue increased by $0.1 million, or 13%, from $0.8 million for the three months ended September 30, 2024, to $0.9 million for the three months ended September 30, 2025. The increase was primarily due to the timing of the completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales was minimal during the three months ended September 30, 2025 and 2024.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$461	$479	$(18)	(4)%
Research and development	3,146	2,582	564	22%
General and administrative	4,138	3,965	173	4%
Sales and marketing	1,180	1,331	(151)	(11)%
Asset write-down and restructuring	—	(187)	187	(100)%
Total operating expenses	$8,925	$8,170	$755	9%

Cost of Revenue

Cost of revenue decreased slightly for three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Research and Development

Research and development expenses increased by 22%, from $2.6 million for the three months ended September 30, 2024, to $3.1 million for the three months ended September 30, 2025. Research and development costs during the three months ended September 30, 2025 increased due to labor and labor related expenses associated with product testing, debugging, stabilization and enhancements of our software products.

General and Administrative

General and administrative expense increased by 4%, from $4.0 million for the three months ended September 30, 2024, to $4.1 million for the three months ended September 30, 2025. General and administrative expense increased primarily due to increased stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense decreased by 11%, from $1.3 million for the three months ended September 30, 2024, to $1.2 million for the three months ended September 30, 2025. This decrease was driven by decreased labor and labor related expense, partially offset by increased marketing program expenses.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the three months ended September 30, 2025 or the prior year period.

Other Income

The following table presents other income for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Other income
Interest income, net	$566	$249	$317	127%
Gain on warrant liability	3,759	(43)	3,802	(8,842)%
Total other income	$4,325	$206	$4,119	2,000%

Other income increased by $4.1 million from $0.2 million for the three months ended September 30, 2024, to $4.3 million for the three months ended September 30, 2025. Other income increased almost entirely as a result of increased mark-to-market gains on our outstanding warrants. Additionally, interest income from our investments in marketable securities increased due to an increase in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended September 30, 2025 and 2024, respectively. The provision for income taxes for the three months ended September 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Nine Months Ended September 30, 2025 and 2024.

Revenue, Net

The following table presents our revenue for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Product Development Contract Revenue	$3,582	$4,359	$(777)	(18)%
Product Revenue	3	2,666	(2,663)	(100)%
Revenue, net	$3,585	$7,025	$(3,440)	(49)%

Revenue decreased by $3.4 million, or 49%, from $7.0 million for the nine months ended September 30, 2024, to $3.6 million for the nine months ended September 30, 2025, as explained below.

Product Development Contract Revenue

Product development contract revenue decreased by $0.8 million, or 18%, from $4.4 million for the nine months ended September 30, 2024, to $3.6 million for the nine months ended September 30, 2025. The decrease was primarily due to available funding and the timing of completion of certain milestones within our product development contracts during the current period. We expect future revenue from product development contracts to fluctuate due to the timing of additional development contracts signed and the completion of existing contracts. For the time being, we intend to take on only those development contracts that we believe support and contribute to our AI/ML Foundational Technology and related product development efforts. As a result, there may be fewer opportunities to replace completed contracts.

Product Revenue

Revenue derived from product sales decreased by $2.7 million, or 100%. The decrease was due to legacy hardware product sales during the nine months ended September 30, 2024 that did not recur during the nine months ended September 30, 2025.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$1,288	$2,934	$(1,646)	(56)%
Research and development	9,141	7,825	1,316	17%
General and administrative	12,516	13,381	(865)	(6)%
Sales and marketing	3,730	3,516	214	6%
Asset write-down and restructuring	—	(192)	192	(100)%
Total operating expenses	$26,675	$27,464	$(789)	(3)%

Cost of Revenue

Cost of revenue decreased by $1.6 million, or 56%, from $2.9 million for the nine months ended September 30, 2024, to $1.3 million for the nine months ended September 30, 2025. Cost of revenue decreased primarily due to lower product costs, driven by the decline in product revenue, as well as decreased labor and material expenses charged to product development contracts during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Research and Development

Research and development expenses increased by $1.3 million, or 17% from $7.8 million for the nine months ended September 30, 2024, to $9.1 million for the nine months ended September 30, 2025. Research and development costs during the nine months ended September 30, 2025 increased due to labor and labor related expenses associated with product testing, debugging, stabilization and enhancements of our software products.

General and Administrative

General and administrative expense decreased by $0.9 million, or 6%, from $13.4 million for the nine months ended September 30, 2024, to $12.5 million for the nine months ended September 30, 2025. General and administrative expense decreased primarily due to reduced labor and labor related expenses and reduced business insurance expenses, partially offset by increased stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense increased by $0.2 million, or 6%, from $3.5 million for the nine months ended September 30, 2024, to $3.7 million for the nine months ended September 30, 2025. This increase was driven by increased marketing program costs related to our new software products.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the nine months ended September 30, 2025 or the prior year period.

Other Income

The following table presents other income for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Other income
Interest income, net	$1,512	$967	$545	56%
Gain (loss) on warrant liabilities	33,110	(175)	33,285	(19,020)%
Other income, net	—	2	(2)	(100)%
Total other income	$34,622	$794	$33,828	4,260%

Other income increased by $33.8 million from $0.8 million for the nine months ended September 30, 2024, to $34.6 million for the three months ended September 30, 2025. Other income increased almost entirely as a result of increased mark-to-market gains on our outstanding warrants. Additionally, interest income from our investments in marketable securities increased due to an increase in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the nine months ended September 30, 2025 and 2024, respectively. The provision for income taxes for the nine months ended September 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of September 30, 2025, was $0.8 million, $0.2 million of which was funded and $0.6 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated remaining contract value, which combines backlog with estimated remaining potential contract value, including unexercised options from existing firm contracts, was $6.9 million as of September 30, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $57.1 million as of September 30, 2025, compared to $40.1 million as of December 31, 2024. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of September 30, 2025, we had an accumulated deficit of approximately $479.3 million and working capital of $56.0 million.

On October 31, 2024, we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements. In May 2025, 2,790,700 of the 2024 Warrants were exercised resulting in proceeds of $6.4 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our Common Stock pursuant to the Sales Agreement. As of December 31, 2024, we sold all of the shares offered pursuant to this prospectus supplement consisting of a total of 3,680,543 shares of our Common Stock for gross sales proceeds of approximately $18.0 million, before deducting commission and other expenses. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. During the nine months ended September 30, 2025, all shares under this prospectus supplement were sold, consisting of a total of 3,134,189 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $30.0 million, before deducting commission and other expenses. On August 6, 2025 we filed a prospectus supplement in connection with offering for sale an additional $50.0 million of shares pursuant to the Sales Agreement (the “August 2025 Prospectus Supplement”). As of September 30, 2025, no shares were sold under the August 2025 Prospectus Supplement. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

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

We have taken many steps to reduce our use of cash. For example, we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, conducted the 2023 RIFs and terminated our operations in Pittsburgh, Pennsylvania. We plan to use our existing capital to further commercialize and conduct sales and marketing efforts for Palladyne IQ and Palladyne Pilot, as well as continue product testing, debugging and stabilization efforts and conduct product development efforts for the next versions of our products.

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

We may enter into arrangements to acquire or invest in businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. If additional financing is required from outside sources in connection with these arrangements, we may not be able to raise it on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
Net cash provided by (used in):
Net cash used in operating activities	$(19,132)	$(17,531)	$(1,601)	9%
Net cash (used in) provided by investing activities	(20,305)	15,783	(36,088)	(229)%
Net cash provided by (used in) financing activities	35,610	(63)	35,673	(56,624)%
Net decrease in cash and cash equivalents	$(3,827)	$(1,811)	$(2,016)	111%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2025 increased by $1.6 million to $19.1 million from $17.5 million during the same period in 2024. The increase to net cash used in operating activities was primarily attributable to changes in operating assets and liabilities.

Net Cash (Used In) Provided by Investing Activities

Our net cash used in investing activities during the nine months ended September 30, 2025 increased by $36.1 million as compared to the same period in 2024. The increase in cash used in investing activities is almost entirely due to $19.8 million of purchases, net of maturities, of marketable securities during the nine months ended September 30, 2025, as compared to $16.0 million of maturities of marketable securities during the nine months ended September 30, 2024.

Net Cash Provided by (Used In) Financing Activities

Our net cash provided by financing activities during the nine months ended September 30, 2025 increased by $35.7 million as compared to the prior year period. The increase in cash provided by financing activities is almost entirely due to the $35.5 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and exercise of warrants during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $23.1 million for the nine months ended September 30, 2025, and a loss from operations of $26.9 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $479.3 million and working capital of $56.0 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Even if we are able to successfully attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful commercialization and adoption on a large scale of our AI/ML Foundational Technology and related products and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

We are likely to continue to incur losses in future periods as we:

•
continue to develop and commercialize our products;
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

We had negative cash flow from operating activities of $22.6 million and $76.6 million for the years ended December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $19.1 million for the nine months ended September 30, 2025. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

We have no previous history or experience with commercializing software products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize the hardware technologies that we and our predecessor companies developed over the past several decades.

We have no previous history or experience commercializing AI/ML software products and may not be able to do so efficiently or effectively or at all. Historically we were unsuccessful in our efforts to commercialize our legacy hardware products. Moreover, commercialization may be delayed due to the challenges discussed under "Successful commercialization of our AI/ML Foundational Technology and related products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of software licensing revenue could be delayed." The commercialization of our software products is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts and potential collaborations with other companies, developers, partners and other participants. Market acceptance of our software products is uncertain and we may need to change product features to meet customer needs. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. We also may be unsuccessful in our research and product development efforts.

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

In addition, macro-economic conditions, such as changes in United States trade policy, including tariffs, inflation and high interest rates and geopolitical events such as the current wars and conflicts between Russia and Ukraine and in the Middle East, and responses thereto, have contributed to price increases and may continue to do so. If we are unable to develop and commercialize our products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Our anticipated revenues are expected to be primarily derived from the licensing of our AI/ML software products for the foreseeable future.

If we are successful in commercializing our AI/ML Foundational Technology and related products, our revenue will be concentrated in licensing those software products for the foreseeable future unless we expand our product or services offerings to other areas. We will need to continue to enhance our products, develop new capabilities and establish and grow our customer base to diversify our revenue and customers. To the extent our AI/ML Foundational Technology and related products do not meet customer expectations, or cannot be commercialized on their projected timelines and in line with cost targets, our future revenue, operating results and financial condition will be adversely affected.

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

Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne Pilot is unknown. However, we have limited actual knowledge of or experience with the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our software products and influenced their designs do not license our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

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

The market demand for our AI/ML software products is unproven, and important assumptions about the characteristics of targeted markets, pricing, adoption rates and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne Pilot is unknown.

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

Contracts with government entities are subject to a number of risks. Such relationships can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Factors that could impede our ability to generate revenue from government contracts include: changing political environments and shifts in government priorities; impacts and changes to government spending; and budgetary or staffing cuts, including those related to government shutdowns resulting from lapses in government appropriations. The impact of any of these factors or other factors that affect government spending could result in cancellations of our contracts or in delays or terminations of opportunities that we are currently pursuing and negatively impact our business, financial condition and results of operations. For example, due to the current government shutdown, we have experienced delays in our interactions with certain government agencies and these have affected our collection efforts and our ability to consummate new government contracts and may prevent us from maintaining or renewing certain government contracts. The duration of the shutdown could have a compounding effect, and the longer it continues, the more significant the potential adverse impact may be on our anticipated revenues for fiscal years 2025 and 2026. Further, U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. If we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Additionally, during lapses in federal appropriations, agencies may delay new contract awards or modifications, interrupt funding or refuse to obligate additional funds, furlough personnel or reduce administrative and contracting support. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also, see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

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

We expect to continue to advance and evolve our technology and products in response to the evolving demands of our customers in the various industries we expect to serve. Palladyne IQ and Palladyne Pilot are in the early stages of commercialization and we continue to undergo reliability testing, debugging, and other stabilizing improvements. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our products at all or within our currently expected timelines or available resources. In addition, we continue to make iterative improvements to our products, as well as work to develop the next versions of our products. If we fail to adequately communicate to customers product improvements, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, release testing and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors' products. Even if we are able to successfully commercialize our products when and as anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

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

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our legacy hardware products, and our resulting financial performance, damaged our prior brand. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality software and engage with our customers as intended. To promote our brand, we may be required to change or expand our customer development and branding practices, including increased marketing activities, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management team has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2023, we pivoted our business to focus on the development and commercialization of our AI/ML Foundational Technology and related products in lieu of legacy hardware products. However, this strategy may not prove to be effective and may change as our management continues to evaluate strategic transactions and alternatives. Our management must make these and other strategic and operational decisions in the context of limited financial and human resources. As a result, we have in the past, as in November 2023, and may in the future forgo opportunities we may have otherwise pursued given sufficient resources, some of which might have had greater likelihood of success. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results and ability to continue operations.

If we fail to effectively manage our business, we may not be able to develop, market and commercialize our software products successfully.

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
•
entering into relationships with one or more third-party service providers or partners, including in relation to the commercialization of our AI/ML Foundational Technology and related products;
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

We will require significant capital to develop and grow our business, including successfully commercializing our AI/ML Foundational Technology and related products, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brand and market our software products and general and administrative expenses. Although the 2023 RIFs and other cost-saving measures have significantly reduced expenses, and recent financing activities have increased our financial resources, it may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including tariffs, inflation and interest rates. In addition, we may incur significant costs upgrading or fixing flaws in our products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently develop, market, deploy, distribute and service our software products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and related products, and we may never reach profitability and/or achieve significant or any licensing revenue.

Our future growth depends on penetrating new markets, adapting our AI/ML Foundational Technology and products to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to develop, enhance and commercialize our AI/ML Foundational Technology and related products. Our research and development program may not produce successful results or be sufficient to adapt to new or changing technologies (such as AI), and our products may not achieve market acceptance, create meaningful or any revenue or become profitable.

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

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product. As of September 30, 2025, most of our key suppliers are based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, macro-economic conditions and other calamities and force majeure events. This may also include supply chain disruptions, inflation and high interest rates as a result of changes in U.S. trade policy, including tariffs and geopolitical events such as the current wars and conflicts between Russia and Ukraine and in the Middle East, and responses thereto. The effects of the foregoing are unknown and may have the effect of diminishing customer willingness to enter into transactions with us.

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

Although we believe we have sufficient capital to fund our business for at least the next 12 months, we may seek additional financing during that time to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us, or we may deem it advisable, to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives, including the potential acquisition of businesses, services or technologies. Any delays in the successful commercialization and sales of our products will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. For further information on our financing activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to develop and release products. Additionally, as we commercialize our AI/ML Foundational Technology and related products and/or enter into or complete government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our AI/ML Foundational Technology and related products to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our AI/ML Foundational Technology and related products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of our AI/ML Foundational Technology leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Foundational Technology development efforts and our business plan. Benjamin G. Wolff rejoined our executive team as President and Chief Executive Officer in February 2024 following the pivot in our business to focus on the development of our AI/ML Foundational Technology. If key members of our senior management were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and their departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development or commercialization, or potentially an inability to successfully commercialize our AI/ML Foundational Technology and related products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our AI/ML

Foundational Technology and related products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management. For these reasons, we may incur significant costs to retain our senior management team and key personnel.

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

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. Additional or different limitations may apply under state law. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

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

We have been and may in the future be subject to risks associated with strategic relationships, acquisitions or transactions and may not identify or form desired strategic relationships in the future.

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses. The sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect, and we will become subject to risks associated with any acquired business. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business, all of which could adversely affect our financial position. For example, we have previously experienced an impairment of all of the goodwill associated with an acquisition we completed in 2022. In connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results. Moreover, the costs of identifying and consummating acquisitions may be significant and we could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers.

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

As a government contractor or subcontractor, we are subject to the Department of War's ("DoW") cybersecurity requirements, including compliance with the recently updated Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 certification on April 10, 2025. Depending on certain factors, including the awarding DoW agency and type of contract, we may be required to obtain and affirm specific third-party cybersecurity certifications to be deemed eligible for award. Failure to comply with these requirements could restrict our ability to compete for, be awarded and/or perform on DoW contracts. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be deemed ineligible for awards or follow-on awards for existing work with the DoW, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification, may increase risk exposure based on frequency of recertification affirmations and may cause operational delays. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the quarter ended September 30, 2025, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

As of September 30, 2025, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of September 30, 2025, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

PALLADYNE AI CORP.

Date: November 12, 2025	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)