Form 10-K
period 2025-12-31
Palladyne AI Corp.
filed 2026-03-05
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market, was approximately $315.5 million.

As of February 20, 2026, the registrant had 46,494,865 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
We have no or limited previous history or experience with commercializing our products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize our legacy hardware technologies that we and our predecessor companies developed over the past several decades.
•
Any issues in the development and use of our AI/ML Foundational Technology or AI-enabled products, or issues in products developed by others, may result in reputational harm or liability.
•
Our AI/ML Foundational Technology and other technologies and products are technologies and the timing and magnitude of revenues from customers is uncertain. If we cannot successfully commercialize our technologies and products on our expected schedule, if our technology does not offer our potential customers the features, functionality and return on investment that they expect and/or if potential customers are not willing to pay for our products at the rates that we currently expect, our ability to generate material revenues will be materially impaired.
•
If we are not able to generate material revenues from our products before we exhaust our financial resources, we may need to cease business operations.
•
We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.
•
We have no previous history with our licensing sales model for our software products.
•
Important assumptions about market demand, pricing, adoption rates and sales cycles for our products may be inaccurate.
•
Some of our products require hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•
We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.
•
We may not be able to successfully enhance our product offerings through our research and development efforts.
•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions in our technologies, products and services, failure of our software products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
•
We use "open source" software, which could negatively affect our ability to offer our technologies and products and subject us to possible litigation.
•
Our business and prospects depend significantly on our ability to build our brands. We may not succeed in establishing, maintaining and strengthening effective brands, and our brands and reputation could be harmed by negative publicity regarding us or our technology, products or services.
•
Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

•
If we fail to effectively manage our business, we may not be able to develop, market and commercialize our technologies and products successfully.
•
We may be unable to adequately control the costs associated with our operations in order to achieve profitability.
•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and products, and we may never reach profitability and/or achieve significant or any licensing revenue.
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
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to design and commercialize our technologies and products.
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
•
If our manufacturing or engineering processes and services do not comply with applicable regulatory requirements, or if we manufacture or design products containing defects, demand for our services may decline and we may be subject to liability claims.
•
Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.
•
We may become subject to new or changing governmental regulations relating to the design, manufacturing, development, marketing, licensing, distribution or use of our technology and products or to the providing of customer service or in connection with the entry into certain transactions with foreign entities, and a failure to comply with such regulations could lead to delays in launching our products and/or withdrawal of our products from the market, delay our projected revenues, increase costs and/or make our business unviable.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•
our ability to integrate acquired businesses and achieve the expected benefits of the acquisitions;
•
our ability to develop and sell our full-stack, closed-loop autonomy software ("AI/ML Foundational Technology") and related products and the capabilities and functionality of our AI/ML Foundational Technology and related products;
•
our expected timeline for commercial release of our products and receipt of corresponding revenues;
•
our ability to manage and overcome supply chain challenges, including increases in the cost of and an interruption in the supply or shortage of materials;
•
nature and size of the markets that we are targeting;
•
our product roadmaps, including expected timing of new product releases and target markets;
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

Overview

We are a U.S.-based technology company developing and offering embodied artificial intelligence ("AI") software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles ("UAVs"), advanced UAV engineering services and precision-manufactured components for defense and commercial/industrial markets. Our core AI software offerings, Palladyne IQ, SwarmOS and Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots ("cobots"), UAVs, unmanned ground vehicles ("UGVs"), and remotely operated vehicles ("ROVs") across multiple domains.

We are positioning our defense business as a mid-tier U.S. technology prime defense contractor aiming to combine innovative autonomy, practical engineering and American production to bring intelligent systems into active service faster, safer and more cost-effectively than legacy approaches. We seek to harness our advanced, ethical embodied AI to provide cost-effective lethality and precision harm mitigation through rapidly delivering scalable, low-cost, intelligent and collaborative attritable weapons, including by developing proprietary, UAVs incorporating our avionics and AI technologies. We support these efforts and those of other defense contractors and commercial customers through our vertically integrated aircraft engineering design services, enhanced avionics compute hardware and machining and fabrication services. Palladyne SwarmOS is designed for unmanned platforms and includes advanced autonomy and coordination capabilities that enable multiple UAVs to swarm, collaborate and execute complex missions through distributed tasking and edge-native orchestration. Our embodied AI is designed to operate in complex, contested and high-risk environments, enabling distributed tasking, human-on-the-loop oversight, degraded-communications resilience, multi-domain coordination and real-time responsiveness. Our platform-agnostic autonomy stack combines real-time sensor fusion, adaptive AI models, and edge-native orchestration to support autonomous and collaborative systems across air, ground, maritime and industrial domains where performance, resilience, trust and mission assurance are critical to operational outcomes. These capabilities are intended to meet the performance and reliability requirements of military and defense customers, particularly in applications where it is essential to conduct coordinated multi-vehicle operations in contested environments with degraded communications.

For commercial and industrial customers in particular, Palladyne IQ is designed to enable poly-functional robots, including industrial robots and cobots, to become capable of performing multiple tasks across dynamic real-world industrial environments. Palladyne IQ enables industrial robots and cobots to adapt to variability in tasks, parts, and environments, thereby reducing the need for rigid automation, custom fixtures, and manual intervention. We believe Palladyne IQ has applications across manufacturing, logistics, warehousing, and other industrial settings where unstructured or semi-structured environments have historically limited the adoption of automation. We also offer Palladyne Pilot, a derivative version of SwarmOS tailored to meet the requirements of public safety and commercial customers by delivering core autonomy capabilities with reduced system complexity and cost.

Our Strategy

We focus our efforts on leveraging our technologies and businesses to meet the needs of customers in two, broadly-defined markets: (1) the Defense and Public Safety market and (2) the Commercial and Industrial market.

Defense and Public Safety (Defense)

Our vision is to become a leading innovative, nimble and pioneering supplier of next-generation enabling AI and UAV technologies, components and complete systems for the defense and public safety sectors. We aim to combine the affordability and agility of a small enterprise with the impact of a much larger one. We believe our products, technologies and capabilities are aligned with key U.S. Department of War initiatives. In particular, we focus on:

1.
Ethical embodied AI. We integrate our AI/ML Foundational Technology into our products to enhance mission effectiveness, reduce unintended collateral damage and be a force multiplier for the U.S. military and U.S. allies.

2.
Scalable, low-cost and effective systems. We design our systems with a view toward rapid, scalable and affordable deployment. We believe that economic advantage is a warfighting advantage and therefore that cost-effective military systems are critical to future military success.
3.
Building U.S.-based capabilities. We believe it is strategically imperative for the United States to build and maintain a strong domestic supply chain for its military needs, from raw materials and manufacturing capability to cutting-edge technologies. As a result, we seek to support that imperative and can provide U.S.-based stand-alone or vertically integrated solutions to U.S. government customers or other U.S. government prime contractors, including fabrication and precision-machining capabilities, advanced avionics, advanced UAV design and engineering services and leading AI robotics and unmanned systems software.

Commercial and Industrial (Commercial)

We aim to help commercial and industrial customers increase productivity by leveraging our AI/ML Foundational Technology to enable robotic systems to perform tasks in arbitrary, changing environments that have historically been too complex for traditional automation. We have intentionally designed our AI/ML Foundational Technology to:

•
Allow robotic systems to be poly-functional, learn multiple tasks and handle disruptions or obstacles efficiently and without human intervention.
•
Support rapid programming and reprogramming of robotic systems with minimal inputs.
•
Operate “on the edge” and without the need to connect to the cloud or incur the costs and compute time associated with the use of large-language models (LLMs).

Our AI/ML Foundational Technology

Our AI/ML Foundational Technology is full stack, closed-loop embodied autonomy software designed to enable robotic systems to observe, learn, reason and act in a manner similar to that of humans to solve tasks in arbitrary environments that have been too complex for traditional automation. It operates on the edge by using real-time sensor inputs to adjust to a changing environment and accomplish the assigned task without the need to connect to the cloud to try to find and process an applicable LLM. Specifically, our AI/ML Foundational Technology incorporates internal and external environmental inputs that allow robotic systems to comprehend their environment, determine reasonable behavior given these inputs and to act in real time to achieve the expected task. Each newly learned task will then be incorporated and used to perform future tasks. We believe this closed-loop autonomy approach is the key to how our software can apply human-like reasoning to arbitrary environments to expedite robotic system training, expand the tasks that a robotic system can perform, enable collaboration and maximize capabilities.

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

We believe that our products will enable autonomous functionality to address challenging and arbitrary environments for industries that can benefit from a high degree of adaptability and efficiency. These industries typically encounter limitations on the tasks a robotic system can perform, while also engaging in lengthy and costly efforts to program, manage and modify such systems. Our products are designed to enable robotic systems to function with human-like reasoning through flexible and adaptable learning capabilities such that a robotic system can perform a variety of tasks without the need for costly reprogramming efforts. We believe our AI/ML Foundational Technology will expedite robotic system training, expand task capabilities, enable collaboration among robotic systems and reduce human labor requirements all while significantly decreasing costly programming costs, leading to increased productivity and a higher return on investment for robotic system deployments across various use-cases.

Products and Services

Palladyne IQ

Palladyne IQ was our first product based on our AI/ML Foundational Technology. It has been developed for use with industrial robots and cobots to empower robots with human-like reasoning, enabling them to learn multiple tasks and handle disruptions or obstacles efficiently thereby reducing the need for rigid automation, custom fixtures, and manual intervention. Use cases on which we are initially focused include:

•
manufacturing;
•
heavy material handling;
•
kitting and parts sequencing;
•
surface preparation; and
•
quality control inspection.

Palladyne IQ enables industrial robots and cobots to do the following:

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
4.
Act: precise robotic control and completion of tasks. Palladyne IQ translates observations into control messages that adjust robot behavior in a safe and controlled manner in real time, ensuring tasks continue without the need for production stoppages. For example, robotic arms running Palladyne IQ can perceive and work around unexpected obstacles to continue performing their tasks.

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

Palladyne IQ is delivered to customers with compute hardware that houses the software. We are also developing a cloud-based customer portal to facilitate Palladyne IQ software purchases, updates and online customer support. This customer portal will include data analytics, operational tools and the functionality to monitor, configure and train Palladyne IQ.

Because Palladyne IQ is designed to be hardware agnostic so as to work with most industrial robots being sold today, we expect that this product can benefit a wide variety of industries such as industrial manufacturing, defense, infrastructure maintenance and repair, energy and aerospace and aviation, among others. Based on product testing and trials, we expect Palladyne IQ to increase productivity across a variety of use-cases, while significantly reducing associated costs of programming and deploying robotic systems.

We work to continuously improve our products through debugging and other reliability, stabilizing and functional improvements to improve the customer experience, better meet customer needs and enable our products to address increasingly complex use cases.

Palladyne SwarmOS and Pilot

Palladyne SwarmOS is also based on our AI/ML Foundational Technology and is designed for use with unmanned platforms to enable persistent detection, identification, tracking and classification of objects of interest and/or lethal mission objectives by sharing situational awareness information across multiple drones (including attritable systems and loitering munitions) that is derived by fusing multi-modal sensor data. Palladyne SwarmOS is designed to integrate with third-party autopilot systems thereby enhancing a network of collaborating drones and sensors that can self-orchestrate to provide superior capabilities for applications including intelligence, surveillance and reconnaissance. SwarmOS enables unmanned platforms to swarm – to make collective decisions in support of one or more shared missions and objectives while adapting to contested environments and attrition of participants in the swarm, all with minimal human oversight. These capabilities are intended to meet the performance and reliability requirements of military and defense customers, particularly in applications where coordinated multi-vehicle operations in communication constrained environments are essential.

Our current Palladyne SwarmOS development efforts are focused on enabling UAVs to do the following:

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
2.
Learn: dynamic learning improves detection and surveillance capabilities. Leverages edge computing to enable real-time learning and decision-making for persistent target tracking and monitoring by integrating various information streams into a single, coherent view, ultimately empowering a single operator - on the loop - to simultaneously operate multiple drone platforms as a coordinated swarm.
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
4.
Act and Collaborate: transforms UAVs into an autonomously collaborating swarm. Intelligent coordination of information allows UAVs to autonomously share low-bandwidth data, informing a network of collaborating drones and sensors sufficiently to self-orchestrate and work together on mission objectives such that a single operator is capable of managing multiple UAVs.

We expect Palladyne SwarmOS to be provided to customers in the form of a software download or to come preloaded onto our proprietary drones or original equipment manufacturer ("OEM") partner products that have embedded Palladyne SwarmOS. In addition, we have combined SwarmOS with our BRAIN avionics product to create IntelliSwarm for customers who can benefit from both products.

Palladyne Pilot is a derivative of Palladyne SwarmOS designed to address the less stringent specific requirements of public safety and commercial users rather than defense customers. While SwarmOS is focused on defense missions and military concepts of operation, Pilot is intended to bring similar multi‑vehicle collaboration, perception and on‑the‑edge reasoning capabilities to customers in sectors such as private security, critical infrastructure monitoring and industrial inspection, with feature sets and integrations tuned for public safety and civilian operational environments with reduced system complexity, features and cost. We also intend to develop a cloud-based customer portal to facilitate SwarmOS/Pilot software purchases, updates and online customer support.

BRAIN Avionics

Our recently-acquired GuideTech business has developed a line of advanced avionics flight computers known as BRAIN for autonomous or semi-autonomous UAV platforms, particularly for defense applications. The BRAIN products fuse high-performance avionics, AI/ML compute and multi-sensor perception into a single compact module that can replace conventional avionics at a fraction of the cost and weight. With BRAIN X2, our NDAA-compliant flight computer product, intelligent systems can coordinate missions autonomously enabling distributed platforms to: overwhelm adversary air defenses through synchronized, adaptive attack patterns; detect, track and prioritize threats in real time without external guidance; share sensor data to expand coverage, reduce risk and accelerate decision cycles; and allow continued navigation and targeting in communications-disrupted environments.

IntelliSwarm

IntelliSwarm is our product combining our SwarmOS autonomy software and our BRAIN X2 guidance, navigation and control ("GNC") flight computer. We have successfully test-flown our proprietary Gremlin-X (formerly Project Banshee) loitering munition platform equipped with IntelliSwarm in collaboration with Red Cat drone platforms. The flexibility of both SwarmOS and BRAIN X2 was demonstrated by the quick three-week integration effort that resulted in IntelliSwarm. By integrating GNC with autonomous swarming capabilities into a single, unified stack that embeds perception, decision-making, flight control and coordinated behavior at the edge, we are delivering real-time performance in GPS- and communications-denied environments. Unlike centralized command or homogeneous fleet approaches, IntelliSwarm enables platforms from different manufacturers with varying roles, payloads, and performance characteristics, to autonomously operate as intelligent, collaborative peers within a secure mesh network. This decentralized design supports graceful degradation, mission resilience, alignment with Department of War open-systems requirements, robust security, and operator oversight.

UAVs and Missiles

We are developing two drone munitions platforms, Gremlin-X and SwarmStrike. Gremlin-X is an autonomous, precision UAV reusable mini bomber designed to deliver precision strike effects at a fraction of the cost per effect of current platforms. SwarmStrike is a cruise-class autonomous platform designed to offer hundreds of miles of range and an attritable price point, featuring a 30-pound warhead. Built to operate in GPS- and communications-denied environments, SwarmStrike embodies the convergence of artificial intelligence, affordability, and scalable lethality. It is engineered to deliver decisive effects through mass deployment, empowering the U.S. Department of War and its allied forces with a cost-effective, attritable system that maintains precision and ethical control in contested battle spaces. Both Gremlin-X and SwarmStrike have been successfully test-flown.

Engineering Services

GuideTech provides design-to-field advanced engineering design services that take aerospace programs from early concept through flight‑ready prototype in compressed timelines, while engineering every stage for manufacturability and scale. We offer deep missile and UAV design experience, combining model‑based design, advanced modeling and simulation, avionics and flight software development, hardware‑in‑the‑loop testing, environmental and flight qualification, and design‑for‑manufacture to refine systems for performance, reliability and cost. Through our advanced, proprietary design technology, we enable customers to move from digital model to integrated flight article in months rather than years, while ensuring new systems are optimized for attritable cost‑per‑effect and U.S. production.

Manufacturing

Through our Palladyne Manufacturing business, comprised of Warnke Precision Machining and MKR Fabricators (companies we recently acquired), we provide precision U.S. manufacturing capabilities to both Defense and Commercial customers. Our operations include machining, fabrication and assembly of aerospace and defense components, supporting major programs such as the F‑16, F‑35, Tomahawk, Harpoon and Bradley Fighting Vehicle. By supplying high‑quality parts to leading U.S. defense prime contractors and emerging defense companies, we deliver a U.S.-based, defense‑grade production backbone to customers and provide ourselves with an opportunity to leverage those capabilities in the production of our own proprietary platforms and products.

Comprehensive Solutions

By combining our manufacturing and engineering design services with our software and hardware products, we are able to offer comprehensive, vertically integrated solutions to customers. For example, GuideTech could help a customer design a loitering munition UAV that incorporates IntelliSwarm and is produced by Palladyne Manufacturing. Similarly, we believe we can leverage these capabilities for the design and production of our own autonomous platforms and products.

Market Opportunity and Customers

Our platform-agnostic approach allows customers to deploy our Palladyne IQ and SwarmOS/Pilot software products on existing robotic and UAV fleets or new platforms without being locked into proprietary hardware ecosystems. We believe this flexibility supports broader adoption across industries, platforms and use cases, accelerates deployment timelines, enables integration with customers’ existing robotic ecosystems and supports scalable growth. We expect to continue to advance and evolve our technology and products in response to the evolving demands of our customers in the various industries we expect to serve. Our products are in various stages of development and early commercialization, and we expect to continue product development, quality and assurance testing, debugging and similar activities as we seek continuous improvement and to bring products to market successfully.

We are focused on commercializing Palladyne IQ, SwarmOS/Pilot and IntelliSwarm, as well as growing our avionics, engineering services and manufacturing businesses. Our current customers include U.S. defense prime contractors, commercial businesses and the U.S. government. We recently launched Palladyne IQ 2.0 and have secured our first paid customer for that product. We believe that near- to mid-term customer growth opportunities exist for both our Commercial and Defense businesses. We expect initial customer engagement with our products to begin with lower volume trials and then move to higher volumes as customers experience our products’ benefits and capabilities.

Palladyne Defense

Palladyne Defense targets a large and rapidly evolving market for intelligent, attritable mission systems driven by shifting defense priorities, cost‑per‑effect mandates and the Department of War’s push for AI‑enabled capabilities. We believe defense customers are seeking domestically manufactured systems that combine advanced autonomy, rapid design‑to‑field cycles and lower unit costs, creating demand for loitering munitions, cruise‑class autonomous platforms and mission‑grade avionics that can be produced at scale rather than as bespoke assets. By uniting SwarmOS, advanced avionics, UAV munitions and missiles, engineering services and manufacturing into a vertically integrated solution, Palladyne Defense is positioned to offer U.S. and allied governments a path to fielding collaborative swarming, multi‑domain systems that are both operationally flexible and economically replicable.

Palladyne Commercial

We believe that Palladyne IQ will expand the market for industrial robotics, including cobots, by enabling poly-functional industrial robotic systems that address the desire to automate tasks in arbitrary human environments. The market for industrial robotic systems has been experiencing, and is expected to continue to experience, significant growth. We believe this growth is driven by a desire for more efficient and flexible manufacturing processes. Companies such as ABB, Fanuc, Kawasaki, KUKA and Universal Robots are prominent in providing robotic systems to a wide range of industries. We believe Palladyne IQ can augment the capabilities that these systems offer, enabling Palladyne IQ to be complementary rather than competitive to these existing product offerings. We believe Palladyne Pilot fills a void in current UAV capabilities by facilitating collaboration between multiple UAVs, enhancing tracking through fusing multi-modal sensor data and enabling autonomous navigation functionality. Further, our engineering services and manufacturing businesses also serve Commercial customers. Our products and services have the potential to make private security, critical infrastructure monitoring and industrial inspection more effective and efficient.

Sales and Marketing

The majority of our sales and marketing efforts are focused initially on U.S. markets, but we are also exploring opportunities in select non-U.S. markets on a more limited basis. Our sales and marketing efforts include engaging with potential customers with which we built relationships through our previous hardware efforts, contacting potential customers that we believe could benefit from our products, working with manufacturers of robotic systems and systems integrators to offer our products along with theirs to end users, building brand and product capability awareness through targeted activities such as attending trade shows, increasing our presence in social media channels, increasing public relations, increasing earned media, and engaging in speakerships, blogs and white papers. We also collaborate with third-party drone companies, such as Red Cat and Draganfly. We currently conduct sales and marketing activities primarily through our direct, internal sales and business development teams and our internal marketing team. We have organized our sales and business development teams generally with resources focused on either Defense or Commercial customers. We intend to continue investing in our sales and marketing efforts in support of the commercialization of our products and services.

Palladyne IQ is being offered through a term-based licensing model that we expect to result in recurring revenue streams, while Palladyne SwarmOS/Pilot is offered through a device-based licensing model. We may also offer add-on functionality for an additional license fee. While we plan to charge an upfront fee for the hardware associated with Palladyne IQ, we may choose to embed the cost in the license fee in the future. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne SwarmOS/Pilot is unknown. System integrators and potential customers of Palladyne IQ have indicated that recent changes in U.S. trade policy have caused some potential customers to re-evaluate their automation priorities which we believe has and will continue to delay certain investment decisions in the near term but will overall create greater opportunities for Palladyne IQ deployments in the United States in the medium and long term.

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

We believe that SwarmOS/Pilot will face competition from a variety of other UAV software solutions currently available on the market, which may include software developed by manufacturers for use with their proprietary UAVs. These include solutions offered by Anduril, Shield AI and Skydio. While certain competitors offer individual functionalities similar to what Palladyne SwarmOS/Pilot provides, they do not deliver the full suite of features offered by our product. Some competitors sell both UAV hardware and its corresponding software. Other competitors that sell UAV software as a standalone product tend to focus on software functionality for larger UAVs, which may nonetheless be competitive with SwarmOS/Pilot with certain UAVs or use cases.

Large defense prime contractors with UAV, aviation or missile programs, such as Lockheed Martin, Northrop Grumman, Boeing and RTX, along with manufacturing companies, represent formidable potential competitors of ours, particularly as they accelerate investments in attritable autonomous systems, loitering munitions and AI-enabled avionics. These incumbents leverage established program relationships, large R&D budgets and certified production lines to develop integrated solutions like other low-cost attritable weapons such as the Leidos Black Arrow, which could compete with SwarmStrike.

We believe our engineering services may compete with companies such as ModalAI, ArkElectronics, Applied Navigation, and other organizations such as Georgia Tech Research Institute and similar organizations that sell or otherwise provide similar services. We believe that our competitors provide solutions for more broadly applicable use cases, while our engineering services provide solutions for nonstandard or specialized products or use cases where more generic competitor solutions are less suitable.

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

Although we view industrial robotics manufacturers, large system integrators and consulting companies such as Fanuc, KUKA, ABB, Yasakawa, Honeywell, Reply and Rockwell Automation, as potential target customers and/or channel partners for Palladyne IQ, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of their own products or those of one or more of our direct or indirect competitors.

While we expect that we will compete favorably against potential competitors due to our technical innovation and product cost, features and performance, many of our potential competitors have greater financial, technical and other resources than we have. Our competitors may be able to deploy greater resources to the design, development, distribution, promotion, sales, marketing and support of competitive products than we can. Additionally, some of our competitors have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than we have. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions by our existing or potential competitors may result in even more resources being concentrated with our competitors. Our competitor base may change as other companies introduce products that provide solutions to the same problems addressed by our products or we develop new functionality or products that overlap with current or future products offered by others. Competitors may develop new technologies or products that provide superior results to customers and/or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments. See Part I Item 1A Risk Factors - "We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives."

Research and Development

Our research and development efforts are primarily focused on (1) the further improvement of our AI/ML Foundational Technology and improvement and enhancement of our related software products, Palladyne IQ and Palladyne SwarmOS/Pilot, (2) the BRAIN family of advanced avionics computers and (3) our UAV and missiles projects, Gremlin-X and SwarmStrike. We pursue continuous improvement of our AI/ML Foundational Technology and other technologies, and related products, as well as to develop additional functionalities and performance enhancements. For example, we continue to improve product reliability and the user interface and product documentation and to create new Task Libraries for Palladyne IQ. We believe that as we show the commercial viability and benefits of our products in our initial target markets and use-cases, customers and potential customers will want to use our products to address other use-cases that previously have not been conducive to automation. As our products are highly complex, we want to ensure that we continue to develop new systems and solutions to address new markets and use-cases and thereby grow our business.

Intellectual Property

Our ability to create, obtain and maintain intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

We pursue patent protection at times when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings. We have been issued U.S. Patent No. 12,452,957 B2, titled “Closed Loop Tasking and Control of Heterogeneous Sensor Networks,” which protects Palladyne AI’s core architecture that allows multiple autonomous systems, including drones, robots, and sensors, to work together as an intelligent, coordinated team across domains, resulting in a heterogeneous swarm. We are in the process of attempting to secure patent protection for other aspects of our AI/ML Foundational Technology as well.

Due to the fact that our extensive patent portfolio is expensive to maintain, we have been and continue to be in the process of culling patents and applications from our portfolio that we do not believe are essential or likely to add value to our ongoing business operations. Many of our previously issued patents have expired, with others set to expire on dates ranging from 2026 to 2045, exclusive of any patent term adjustment or patent term extension. We do not know whether our pending patent applications will result in issued patents or whether the examination process will require a narrowing of claimed subject matter. Considering the highly active fields of technology in which we are involved, particularly the field of artificial intelligence, our patents and pending patent applications may not provide us with broad-level protection.

To protect our brand, we also pursue the registration of various trademarks in the United States and in select international locations.

Human Capital

We have an experienced and talented team with deep operational expertise. Our team is led by Benjamin Wolff, our President and Chief Executive Officer, who has served in various capacities with the Company for more than 10 years and who has many years of executive-level, operational and corporate board experience for public and private companies. Our engineering efforts are led by Denis Garagić, our Chief Technology Officer and a co-founder of our AI software business, with over 25 years of experience in AI and ML. Our recent acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators have brought experienced aerospace and manufacturing executive leadership into our organization with teams of engineers with expertise and decades of experience with defense prime contractors and defense manufacturers. The addition of these executives and their teams enables us to provide our engineering services, manufacturing and vertically integrated solutions. Members of our board of directors have extensive experience across a wide array of disciplines, including significant defense and national security expertise brought by Admiral Eric T. Olsen (Ret.) and Lt. Gen. (Ret.) Stephen Twitty.

As of February 3, 2026, we had approximately 161 full-time and part-time employees, with approximately 61 located in our Salt Lake City, Utah office 44 in our Michigan facilities. We also engage consultants and contractors to supplement our permanent workforce on an as-needed basis. Approximately 48% of our employees are involved in engineering functions, including research and development. To date, we have not experienced any organized work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Suppliers

We have a limited set of suppliers for our products. We expect most of our suppliers to be based in the United States and expect most of our supplier relationships to be purchase order based rather than long-term supply contracts. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. For additional information related to supply chain issues, see "Risk Factors— The products related to our AI/ML Foundational Technology require certain limited hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results."

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

We are also subject to U.S. laws and regulations that may limit and restrict the export of our products and services and may restrict our ability to transact with certain potential customers, suppliers, business partners and other persons. These laws and regulations include outright prohibitions on certain types of transactions and impose license or other government authorization requirements on others. We must also comply with export restrictions and other laws affecting trade and investments imposed by other countries to the extent applicable. We maintain export compliance controls and procedures as part of our broader compliance efforts, but, as with any compliance program, there are risks that these controls might not prevent every instance of non-compliance, in which case we could be exposed to legal liability. Compliance with these laws has not significantly hampered our efforts to engage and transact with third parties but could limit them in the future. Further changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products by making it difficult or impossible to enter affected markets, which could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Further, as a U.S. government contractor, we are subject to various government procurement and other laws, regulations and contract requirements, including provisions and clauses of the Federal Acquisition Regulation ("FAR"), the Defense Federal Acquisition Regulation Supplement ("DFARS") and other agency-specific regulations. These U.S. government contracting requirements further implicate a broad variety of subjects in addition to the areas described above, including security, data management and disclosure, cybersecurity, supply chain, cost and pricing activity and finance.

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

Facilities

We currently operate primarily from our facilities in Salt Lake City, Utah and also have offices in Lenexa, Kansas, Tucson, Arizona, a fabrication facility in Saginaw, Michigan and a machining facility in Oxford, Michigan totaling approximately 160,000 square feet. The lease of our Salt Lake City facility expires in May 2033 and has two options to extend the lease for a three-year period each. We believe that should we need additional or different space, we will be able to obtain such space on commercially reasonable terms.

History, Corporate Information and Website

Palladyne AI is the result of a decades-long effort in research and development of robotic systems and solutions. Our original predecessor was spun-out of the University of Utah in 1983. In 2007, our predecessor was acquired by Raytheon and was operated until 2014 as a division of Raytheon known as Raytheon Sarcos. During this period, Raytheon Sarcos was focused primarily on developing cutting-edge technologies for use by U.S. governmental agencies. In December 2014, the assets of Raytheon Sarcos were acquired by a consortium led by the former Raytheon Sarcos President and our Chief Innovation Officer, Dr. Fraser Smith, and technology and telecom entrepreneur Benjamin Wolff, our Chief Executive Officer, President and member of the Board of Directors. This acquisition was the basis for the establishment of Sarcos Corp., a Utah corporation ("Old Sarcos"), which was incorporated in Utah in February 2015. On September 24, 2021, Old Sarcos merged with Rotor Acquisition Corp. ("Rotor"), a Delaware corporation and Rotor changed its name to Sarcos Technology and Robotics Corporation ("Sarcos"). In April 2022, we acquired RE2, Inc., a Pittsburgh, Pennsylvania based robotics company. On November 14, 2023, we announced a pivot in business strategy to prioritize the development and commercialization of our AI/ML Foundational Technology and suspend further commercialization efforts on hardware robotics products. As part of the business pivot and to reflect the new focus of the company, on March 18, 2024, the Company changed its name to Palladyne AI Corp. On November 14, 2025, we acquired GuideTech, LLC an engineering company, MKR Fabrication, LLC (also known as MKR Fabricators), a fabrication company, and Warnke Precision Machining, LLC, a precision machining company.

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

We believe that our historical innovations in the development of our legacy hardware products and our related early AI software development for our own hardware, including human like dexterity and immersive teleoperation technology for natural extended reality interactions between humans and robots, have enabled us to transition our previous software development into our hardware agnostic AI/ML Foundational Technology that has the potential for a wide range of use cases and that is compatible with a broad base of robots and unmanned platforms such as UAVs, ROVs and UGVs.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $32.4 million and $26.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $480.8 million and working capital of $46.9 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Even if we are able to successfully attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful commercialization and adoption on a large scale of our technology products and services and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

We are likely to continue to incur losses in future periods as we:

•
continue to develop and commercialize our products;
•
conduct our sales and marketing activities and develop our sales and customer service capabilities;
•
continue to invest in our technology, products and services and in our cybersecurity measures, policies and controls; and
•
maintain our general and administrative functions and systems to support our operations and to operate as a publicly-traded company.

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

We are an early stage company, with no or limited previous experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and successful commercialization of our products, the level of demand for our products and services, the size of our target markets, the performance and utilization of our products, product and services pricing and the nature and length of the sales cycle (which we believe to be long). However, given our limited commercial experience, many of these assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $27.6 million and $22.6 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth, capital expenditures or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

We have no or limited previous history or experience with commercializing our products and may not be able to do so efficiently, effectively or at all. We were unsuccessful in our efforts to commercialize our legacy hardware technologies that we and our predecessor companies developed over the past several decades.

We have no or limited experience commercializing our products and may not be able to do so efficiently or effectively or at all. Historically we were unsuccessful in our efforts to commercialize our legacy hardware products. Moreover, commercialization may be delayed due to the challenges discussed under "Successful commercialization of our technology and products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of product revenue could be delayed." The commercialization of our products is a complex and evolving process that involves the development of new and emerging technologies, continued investment, including in privacy, safety and security efforts and potential collaborations with other companies, developers, partners and other participants. Market acceptance of our products is uncertain and we may need to change product features to meet customer needs. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. We also may be unsuccessful in our research and product development efforts.

A key element of our long-term business strategy involves sales, marketing, training and customer service operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales and the penetration and adoption of our products and services. In addition, certain decisions we make regarding priorities and staffing in these areas in our efforts to responsibly manage our financial resources could have unintended negative effects on our revenue, such as by weakening the sales and marketing infrastructures or lowering the quality of customer service.

Successful commercialization of our technology and products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of product revenue could be delayed.

We are focused on the development and commercialization of our technology and products. Product testing and customer use regularly provide feedback on how we can improve our products. If we are unable to demonstrate that our products deliver the performance, reliability, functionality and/or safety that we or our potential customers expect or quickly address discovered issues, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive product revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition. If we are unable to recruit and retain employees as needed to commercialize our products, we may be unable to do so in a timely manner or at all.

Over recent years we experienced, and we continue to experience, these challenges, which have at times negatively impacted our product development schedules and progress. We expect these challenges to continue and, if they do and if we are unable to effectively mitigate their impact, it is likely that we will be unable to meet our currently expected timelines.

In addition, macro-economic conditions, such as changes in United States trade policy, including tariffs, inflation and high interest rates and geopolitical events, such as the current war between Russia and Ukraine, have contributed to price increases and otherwise affected financial and business markets and activities, and may continue to do so. If we are unable to develop and commercialize our products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

Any issues in the development and use of our AI/ML Foundational Technology or AI-enabled products, or issues in products developed by others, may result in reputational harm or liability.

Any issues in the development or use of our AI/ML Foundational Technology or AI-enabled products, or issues in products developed by others may result in reputational harm or liability. As with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, we may experience competitive, brand or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

Our AI/ML Foundational Technology and other technologies and products are new, and customer trials and discussions may not result in purchases.

Our AI/ML Foundational Technology and other technologies and products are new technologies. As of the date of this Report, we have revenue generating contracts with commercial and U.S. government customers relating to our UAV engineering services, advanced avionics computers and precision manufacturing and we also have revenue generating contracts with U.S. government customers relating to various aspects of our AI/ML Foundational Technology and related products. However, while we continue to engage with numerous other potential customers, we currently have no commercial customers for our AI/ML Foundational Technology related products. Our products contain advanced software and control technologies that we have developed over many years. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our products, customers who initially expressed an interest in our products during the design or testing phase may not purchase our products. If we cannot commercialize our technologies and products generally on our expected schedule, if our products do not offer our potential customers the features, functionality and return on investment that they expect, if potential customers are unwilling or hesitant to adopt new technologies and products such as ours and/or if potential customers are not willing to pay for our products and services at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycles for Palladyne Pilot, SwarmOS and IntelliSwarm are unknown. We have limited actual knowledge of or experience with the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our products and influenced their designs do not license or purchase our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

In addition, to build and maintain our business, we must maintain confidence among customers and potential customers in our technologies, products and services, long-term financial viability and prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial software experience, customer unfamiliarity with our software and other products, any delays in development or testing, product performance, competition and uncertainty regarding the future of AI and robotics. If we do not generate sufficient revenue, our business, prospects, financial condition and operating results would be materially and adversely affected. Further, if investors, analysts, rating agencies and other third parties are not confident in our technologies, products and services, our ability to commercialize our products, our financial viability or our prospects, we may not be able to raise any needed funding which would materially and adversely affect our financial condition and prospects and ability to continue operations.

If our target markets and the industries we seek to serve do not continue to develop as we anticipate, or if potential customers do not adopt our technologies, products and services and license or purchase our products and services, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

The markets for our AI/ML Foundational Technology, other technologies and products and applications similar to ours are relatively new and evolving. We are developing our products to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not allocate their budgets as we expect or if we do not succeed in convincing potential customers to license or purchase our products and services, our sales will not grow as quickly as anticipated, or at all. Economic uncertainty or future deterioration in general economic conditions might also cause our customers to cut or delay their spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our products and services as too costly or discretionary. For example, the effects of changes in U.S. trade policy, including tariffs, are unknown and may have the effect of diminishing customer willingness to enter into transactions with us. Moreover, market acceptance of our technologies and products is critical to our continued success. Even if the market grows as expected, if potential customers do not adopt our technologies, products and services, our business, operating results, financial condition and growth prospects will be materially and adversely affected. If we are not able to generate material revenues from our products and services before we exhaust our financial resources, we may need to cease business operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future." and "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

If we are unable to successfully introduce and implement enhancements, new features or modifications to our technologies and products, our business would be harmed.

If we are unable to successfully introduce and implement new products, applications, enhancements or features, or fail to develop new products or applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects would be adversely affected. The success of enhancements and new products and applications depends on several factors, including timely completion, introduction and market acceptance.

We must continue to meet the changing expectations and requirements of our customers. Any failure of our software or other products to operate effectively with future software, such as third-party robotic operating systems, technologies and third-party platforms or to evolve and scale to address the changing needs of our customers could reduce the demand for our products or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software, technologies or third-party platforms, or modifications to our software or products or existing software, technologies or platforms, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our products or if we fail to introduce new products and applications to market in a timely fashion, our products might become less marketable, less competitive or obsolete, and consequently our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

We may fail to attract or retain customers at sufficient rates or in sufficient numbers or at all.

We have no or limited experience commercializing our products and may not be able to do so efficiently or effectively or at all. To create and grow our customer base, we must sell and/or license our software, products and services to new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our technology, products or services. In addition, we will incur marketing, sales and other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

We expect certain of our technologies and products to be used with robots and UAVs operating in a wide variety of environments and for a broad range of complex uses. Our success depends on our ability, and the ability of our customers, to implement our products successfully in these environments. Customer retention will also be largely dependent on the quality and effectiveness of our customer service operations, which may be handled internally by our personnel and also by third-party service providers. We expect that we will need to often assist our customers in implementing our software and other products. If we or our customers are unable to implement our products successfully, or are unable to do so in a timely manner, inadequate performance might result and customer perceptions of our technology, products and company might be impaired, our reputation and brand might suffer, we may face legal claims, customers might choose not to renew or expand the use of our products and we might lose opportunities for additional sales.

We have no previous history with our licensing sales model for our software products.

We have no experience with licensing software as a business model. The success of our strategy to build recurring revenue streams through software licenses depends on our ability to successfully market our software products and their benefits to customers and to successfully develop a network of ongoing customers that maintain or renew their licenses, pay for upgrades, license additional functionality or expand the use of the software within their robotic systems. The likelihood of our success must be considered in light of these risks, and our license model may not prove successful.

In addition, our competitors may offer different pricing models that may be more attractive to potential customers. We may be required to adjust our sales model in response to these changes, which could adversely affect our financial performance.

Important assumptions about market demand, pricing, adoption rates and sales cycles for our products and services may be inaccurate.

Market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing, adoption rates and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycles for our other products, including Palladyne Pilot, SwarmOS, IntelliSwarm, avionics and UAVs, are unknown.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we target. If one or more of the targeted markets experience a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all. If customer demand does not develop as expected, or if we do not achieve forecasted pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

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

We currently intend to target many customers that are large businesses, including large U.S. government prime contractors, with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses, including large U.S. government prime contractors, with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our AI/ML software products and other products and services. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure customers from these or other businesses or we may be unable to generate meaningful revenue from these potential customers. If our products and services are not selected by these large businesses or if these businesses develop or acquire competitive technology, it may have a material adverse effect on our business, prospects, financial condition and operating results.

A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks.

We believe a portion of our business prospects and future growth will come from government contracts, many of which are subject to competitive procurement processes, lengthy evaluation periods and uncertainty as to timing and outcome. Even after we are awarded with a government contract, contracts with government entities are subject to a number of risks. The procurement process can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Other factors that could impede our ability to generate revenue from government contracts include: changing political environments and shifts in government priorities; national security focus areas; impacts and changes to government spending; and budgetary or staffing cuts, including those related to government shutdowns resulting from lapses in government appropriations. The impact of any of these factors or other factors that affect government spending could result in cancellations of our contracts or in delays or terminations of opportunities that we are currently pursuing and negatively impact our business, financial condition and results of operations. For example, in the past due to government shutdowns, furloughs or reductions, we have experienced delays in our interactions with certain government agencies and these have affected our collection efforts and our ability to consummate new government contracts and may prevent us from maintaining or renewing certain government contracts. The duration of a shutdown could have a compounding effect, and the longer it continues, the more significant the potential adverse impact may be on our anticipated revenues. Further, U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. Even if we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Additionally, during lapses in federal appropriations, agencies may delay new contract awards or modifications, interrupt funding or refuse to obligate additional funds, furlough personnel or reduce administrative and contracting support. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase. Our products may not be competitive with other alternatives.

The AI/ML software, robotics and UAV industries and other industries we seek to serve are subject to rapid technological change, and we expect competition to increase in the future. Our research and development efforts may be unable to keep up with changes in technology or its alternatives and, as a result, our competitiveness may suffer. Developments in alternative technologies or solutions may materially and adversely affect our competitiveness in ways we do not currently anticipate. While we plan to upgrade and adapt our products and services as we or others develop new technology, any failure by us to develop new or enhanced technologies or processes, or successfully react to changes or advances in existing technologies, could delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors.

We believe that SwarmOS/Pilot will face competition from a variety of other UAV software solutions currently available on the market, which may include software developed by manufacturers for use with their proprietary UAVs. These include solutions offered by Anduril, Shield AI and Skydio. While certain competitors offer individual functionalities similar to what Palladyne SwarmOS/Pilot provides, they do not deliver the full suite of features offered by our product. Some competitors sell both UAV hardware and its corresponding software. Other competitors that sell UAV software as a standalone product tend to focus on software functionality for larger UAVs, which may nonetheless be competitive with SwarmOS/Pilot with certain UAVs or use cases.

Large defense prime contractors with UAV, aviation or missile programs, such as Lockheed Martin, Northrop Grumman, Boeing and RTX, along with manufacturing companies, represent formidable potential competitors of ours, particularly as they accelerate investments in attritable autonomous systems, loitering munitions and AI-enabled avionics. These incumbents leverage established program relationships, large R&D budgets and certified production lines to develop integrated solutions like other low-cost attritable weapons such Leidos Black Arrow, which could compete with SwarmStrike.

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

Although we view industrial robotics manufacturers, large system integrators and consulting companies such as Fanuc, KUKA, ABB, Yasakawa, Honeywell, Reply and Rockwell Automation, as potential target customers and/or channel partners for Palladyne IQ, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of their own products or those of one or more of our direct or indirect competitors.

We believe our engineering services may compete with companies such as ModalAI, ArkElectronics, Applied Navigation, and other organizations such as Georgia Tech Research Institute and similar organizations that sell or otherwise provide similar services. We believe that our competitors provide solutions for more broadly applicable use cases, while our engineering services provide solutions for nonstandard or specialized products or use cases where more generic competitor solutions are less suitable.

Many of our competitors and potential competitors have products that are commercially available and/or in development. We expect some products currently in development to become commercially available in the next few years. Further, our products may not be competitive with other alternatives.

Our competitor base may change or expand as we continue to develop and commercialize software and other products in the future. Competitors may develop products that utilize advanced technology similar to ours (such as computer vision, AI and ML) in a more effective way, or new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could be rendered obsolete by such developments.

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

If we are unable to maintain our technological and manufacturing process expertise, our business could be adversely affected.

The market for our manufacturing and engineering services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide products that meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Our failure to maintain our technological and manufacturing process expertise could have a material adverse effect on our business.

We may not be able to successfully enhance our product offerings through our research and development efforts.

We expect to continue to advance and evolve our technologies and products in response to the evolving demands of our customers in the various industries we expect to serve. Palladyne IQ, Palladyne Pilot, SwarmOS, BRAIN and IntelliSwarm are in the early stages of commercialization and we continue to undergo reliability testing, debugging, and other stabilizing improvements. Gremlin-X and SwarmStrike are still in initial product development. We will incur significant additional product development efforts and expenses, and we may not be successful in commercializing or marketing our products at all or within our currently expected timelines or available resources. In addition, we continue to make iterative improvements to our products, as well as work to develop the next versions of our products. If we fail to adequately communicate to customers product improvements, or if customer feedback is not adequately reflected in our product improvements, customers may not be persuaded of the value of our products. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate revenue sufficient to achieve or maintain profitability. We have in the past experienced and may in the future experience delays in various phases of product development, including during research and development, release testing and marketing and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of our products, or to purchase competitors' products. Even if we are able to successfully develop and commercialize our products when and as anticipated, we may not produce sales in excess of the costs of development, and our products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt or purchase our products, which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Operations and Growth

The success of our recent acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators is subject to numerous risks and uncertainties, including integration risks.

In November 2025, we completed our acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators. We believe that these businesses are complementary to ours, and that we and the acquired companies will benefit from the combination of the businesses. Upon consummation of the acquisitions, we became subject to risks associated with these acquired businesses, many of which are the same risks that we currently face. Other risks include:

•
risks associated with the products, services and technologies of the acquired businesses;
•
integration risks, such as risks associated with combining multiple organizations and cultures in multiple geographies and integrating systems and maintaining IT security;
•
potential loss of focus on business and product development objectives;
•
maintaining customer and supplier relationships;
•
potential inability to allocate resources appropriately across product lines and service offerings;
•
potential liabilities or claims arising from the prior operations of the acquired businesses;
•
potential inability to retain employees; and
•
risks associated with whether we can achieve the expected benefits of the acquisitions.

If we are unable to effectively manage these and any other risks resulting from the acquisitions, the value of our investment in one or more of the acquired companies may be adversely affected and the expected benefits of the acquisitions may not be realized.

We are in the early stages of integrating the acquired businesses. While we believe that the organizations share common values and cultures and that the acquisitions will help us expand our product portfolio, offer additional services, integrate additional technologies, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, commercialization of our technologies and services could be delayed. The development and sales of the products and services of the acquired businesses could also be adversely affected. Delays in the development and commercialization of either our AI/ML Foundational Technology and related products or the products and services of the acquired businesses would adversely impact our ability to generate revenue, our overall profitability and our operating performance, and the value of our investments in the acquired businesses could be adversely affected. If we are unable to realize the benefits of the acquisitions, we may be required to write-down the value of acquired assets or incur goodwill impairment charges.

Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, "flaws") in our technologies, products and services, failure of our products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, development and use of our technologies and products involve certain inherent risks. New products generally suffer from flaws that are found, often as a result of customer use, and fixed over time. Real or perceived flaws in our products or designs, connectivity issues, unanticipated or unintended use of our products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our software products, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our technologies and products, and the nature and variability of the environments in which we expect our products to be used, adverse events relating to the use of our products could include significant injuries or even death. To the extent that flaws or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. For example, we continue our efforts to increase product reliability and stability and conduct ordinary course product testing and debugging, which may result in product development or commercialization delays. If any flaws and related issues that may arise cannot be adequately resolved, product sales may not occur and/or resume.

In addition, we may not be aware of flaws until injury to person or property has occurred. Such adverse events could lead to safety alerts relating to our products (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. Flaws could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Complex software may frequently experience errors, especially when first introduced. Our software products are complex and may experience errors or performance problems in the future. A failure of any part of our technology and products could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular software maintenance, which may lead to downtime. Even if we are able to implement bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software products, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

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

Even if our technologies and products perform properly and our products are used as intended, if personal injuries occur while operating our products or third-party products that incorporate our technologies and products, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Our technologies and products will contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our products are used as designed and intended, customers may not operate our products or complex third-party systems and platforms that use our products safely and effectively. In addition, we cannot predict all the ways in which the proper use or misuse of our products can lead to injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If personal injury or damage to property were to occur while operating our products in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

We use "open source" software, which could negatively affect our ability to offer our technologies and products and subject us to possible litigation.

Our AI/ML Foundational Technology, other technologies and products incorporate "open source" software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an "as-is" basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our software that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

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

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our software to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI/ML Foundational Technology, other technologies and products. We cannot guarantee that we will incorporate open source software in our software in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

Our business and prospects depend significantly on our ability to build our brands. We may not succeed in establishing, maintaining and strengthening effective brands, and our brands and reputation could be harmed by negative publicity regarding us or our technologies, products or services.

Our business and prospects are dependent on our ability to develop, maintain and strengthen our brands. If we do not continue to establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers. We believe that our inability to successfully commercialize our legacy hardware products, and our resulting financial performance, damaged our prior brand. Promoting and positioning our brands will likely depend significantly on our ability to provide high quality software, other products and services and to engage with our customers as intended. To promote our brands, we may be required to change or expand our customer development and branding practices, including increased marketing activities, which could result in substantially increased expenses. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our management team has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product and services offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2025, we acquired GuideTech, an engineering company, MKR Fabricators, a fabrication company, and Warnke Precision Machining, a precision machining company, to complement our business. Our management must make strategic and operational decisions in the context of limited financial and human resources. As a result, we have in the past and may in the future forgo opportunities we may have otherwise pursued given sufficient resources, some of which might have had greater likelihood of success. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results and ability to continue operations.

If we fail to effectively manage our business, we may not be able to develop, market and commercialize our technologies and products successfully.

Any failure to manage our business effectively could materially and adversely affect our prospects, financial condition and operating results. As we work to grow our business, we may need to manage the following activities, among others:

•
maintaining effective management, engineering and other teams;
•
retaining and recruiting individuals with the appropriate relevant experience;
•
hiring and training new personnel;
•
commercializing our AI/ML Foundational Technology, other technologies and products;
•
growing demand for our engineering services and manufacturing, including any associated capital expenditures;
•
entering into relationships with one or more manufacturing partners and third-party manufacturers and/or expanding our internal manufacturing capabilities;
•
forecasting revenue, managing expenses and implementing enterprise resource planning, or ERP, systems;
•
entering into relationships with one or more third-party service providers or partners, including in relation to the commercialization of our AI/ML Foundational Technology, other technologies and products;
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

We will require significant capital to develop and grow our business, including successfully commercializing our AI/ML Foundational Technology, other technologies and products, growing our engineering services and manufacturing businesses, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brands and market our products and general and administrative expenses. We may incur significant capital expenditures for the purchase of additional equipment to support growth in our manufacturing business. It may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including tariffs, inflation and interest rates. In addition, we may incur significant costs upgrading or fixing flaws in our products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license or sell our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently develop, market, deploy, distribute and service our products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology, other technologies and products, and we may never reach profitability and/or achieve significant or any licensing revenue.

Our future growth depends on penetrating new markets, adapting our AI/ML Foundational Technology, other technologies and products to new applications and customer requirements and introducing new features and functionality that achieve market acceptance. We expect to incur substantial, and potentially increasing, research, development, sales and marketing costs as part of our efforts to develop, enhance and commercialize our technologies and products. Our research and development program may not produce successful results or be sufficient to adapt to new or changing technologies (such as AI), and our products may not achieve market acceptance, create meaningful or any revenue or become profitable.

Some of our products require hardware components, and we are dependent on our suppliers, some of which are currently single, sole or limited source suppliers. Any inability of these suppliers to deliver necessary components of our products at prices, volumes, performance, timing and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product and our BRAIN products, including IntelliSwarm. Our Gremlin-X and SwarmStrike products are hardware products under development. As of December 31, 2025, most of our key suppliers are based in the United States. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we may incur liabilities that are unique to our products and services. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, 10 U.S.C. 3861, the Commercial Space Launch Act or the Price-Anderson Act, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise.

We seek to obtain insurance coverage from established and reputable insurance carriers to the extent available in order to cover these risks and liabilities. However, the amount of insurance coverage that we maintain or that is available to purchase in the market may not be adequate to cover all claims or liabilities and we may self-insure certain types of risk. Insurance coverage is subject to the terms and conditions of the insurance contract and is further subject to any sublimits, exclusions, restrictions, or defenses, including standard exclusions for acts of war. Existing coverage is renewed annually and may be canceled pursuant to the terms of the policies while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. In addition, under certain classified fixed-price development and production contracts, we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Even if insurance coverage is available, we may not be able to obtain it in an amount, at a price or on terms acceptable to us. Some insurance providers may be unable or unwilling to provide us insurance given the nature of our business or products. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.

Substantial costs resulting from an accident, failure of or defect in our products or services, natural catastrophe or other incident, or liability arising from our products and services in excess of any legal protection, indemnity, and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition and operating results. Any accident, failure of, or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

We face risks related to wars, natural disasters, health epidemics and other calamities and supply chain disruption, any of which could significantly disrupt our operations.

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, macro-economic conditions and other calamities and force majeure events. This may also include supply chain disruptions, inflation and high interest rates as a result of changes in U.S. trade policy, including tariffs and geopolitical events such as the current wars and conflicts between Russia and Ukraine. The effects of the foregoing are unknown and may have the effect of diminishing customer willingness to enter into transactions with us.

Our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. Our backup system may not be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, cybersecurity incidents or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or the malfunction of software or hardware, which could significantly disrupt our operations. Additionally, depending upon any potential health pandemics, epidemics or outbreaks that may emerge, our potential customers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. Health pandemics, epidemics or outbreaks may also adversely affect our ability to recruit skilled employees to join our team, conduct research and development activities and engage with development customers and may impede our product development timelines.

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

We may seek additional financing to bolster our cash reserves and ensure our ability to continue to pursue our business objectives. Our current business plans may require us, or we may deem it advisable, to secure additional financing prior to achieving positive operating cash flows, and we do not anticipate achieving positive operating cash flows in the near term. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists to bolster our cash reserves, reduce our financial risk, help finance research and development costs and pursue business objectives, including the potential acquisition of businesses, services or technologies. Any delays in the successful commercialization and sales of our products and services will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. For further information on our financing activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our technologies and products, coupled with our belief that our AI/ML Foundational Technology represents a significant technology advancement, means we have limited to no historical data on the demand for our products. In addition, we expect our expenses to continue to be significant in the foreseeable future as we continue development activities and bring our products to market, and that our level of cash usage will be significantly affected by customer demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance our expenses and capital expenditures, and such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Even if available, the sale of additional equity or equity-linked securities could dilute our stockholders, and the incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

We expect our period-to-period financial results to vary based on our operating costs and demand for our products and services, both of which we anticipate will fluctuate over time. Additionally, as we commercialize our technologies and products and/or enter into or complete government or development contracts, we expect our revenue from period to period to fluctuate, including as we introduce new products, features or functionality or introduce our technologies, products and services to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the near term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts, ratings agencies or investors, who may be particularly focused on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time, and/or experience significant volatility.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our technologies and products, offer our services, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of Benjamin G. Wolff, our President and Chief Executive Officer and on our AI/ML Foundational Technology leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Foundational Technology development efforts and our business plan. If key members of our senior management were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and their departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development or commercialization, or potentially an inability to successfully commercialize our technologies and products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our technologies and products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management. For these reasons, we may incur significant costs to retain our senior management team and key personnel.

We have experienced and may continue to experience changes in our senior management team, including as a result of our recent acquisitions. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business. Any inability to successfully manage these changes could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers in a timely manner. We have been aligning our finance and accounting systems following our recent acquisitions and a delay or other issues could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the processes and controls necessary for us to achieve the level of accounting standards required of a public company have increased and may continue to increase our legal and compliance costs, and such costs may be greater than expected.

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

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses. The sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect, and we will become subject to risks associated with any acquired business. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business, all of which could adversely affect our financial position. For example, we previously experienced an impairment of all of the goodwill associated with an acquisition we completed in 2022. In connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results. For example, there is an earn-out obligation associated with one of the acquisitions we recently completed. Moreover, the costs of identifying and consummating acquisitions may be significant and we could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers.

Risks Related to Legal Claims and Regulatory Compliance

Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, technical or operational risks, safety risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software or our ability to sell our software products. Governmental bodies have implemented laws and regulations and are considering further control of AI/ML technologies that could negatively impact our ability to use and develop software products incorporating these technologies.

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

Our efforts to comply with the AI Act and other legislation or regulations, whether now in effect or as may be proposed or enacted in the future, relating to AI/ML technologies may be difficult, onerous and costly, and could adversely affect our business, reputation, financial condition, results of operations and growth prospects. We may need to devote substantial time and resources to evaluate our obligations under the AI Act and other legislation and regulations and to develop and execute a plan designed to ensure compliance. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies into robotic products and services may result in or otherwise expose us to claims of copyright infringement or other intellectual property misappropriation or infringement.

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

If our manufacturing or engineering processes and services do not comply with applicable regulatory requirements, or if we manufacture or design products containing defects, demand for our services may decline and we may be subject to liability claims.

Products we manufacture or design for customers in defense industries, as well as the processes we use to produce them, are regulated by the Department of War and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or engineering services or documentation that we use to produce or design them often are highly complex. As a result, products that we manufacture or our engineering may at times contain defects, and our manufacturing processes or engineering designs may be subject to errors or noncompliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes or engineering designs, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation could also be damaged. The failure of our products, manufacturing processes or engineering designs or facilities to comply with applicable statutory and regulatory requirements could subject us to fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a product, design, process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of any such claim may increase as we expand our defense manufacturing and engineering services as defects in defense devices or systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates or otherwise adversely affect our tax positions and/or our tax liabilities. For example, on July 4, 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). In addition, the Organisation for Economic Co-operation and Development ("OECD") has introduced a global minimum tax initiative, which is in various stages of adoption. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that would exempt U.S.-parented multinationals from certain provisions of this initiative for fiscal years beginning on or after January 1, 2026. Any new tax laws or changes to existing tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, or require our potential customers to pay additional taxes, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, development, marketing, licensing, distribution or use of our technology and products or to the providing of customer service or in connection with the entry into certain transactions with foreign entities, and a failure to comply with such regulations could lead to delays in launching our products and/or withdrawal of our products from the market, delay our projected revenues, increase costs and/or make our business unviable.

We may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, such as the AI Act, including in the areas of design, manufacturing, privacy, security, safety, competition, consumer protection development, marketing, licensing, distribution, the development and use of our products, and engagement with certain foreign entities. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, national security and international trade (including tariffs, export controls, and sanctions laws and regulations, laws and regulations related to inbound or outbound foreign investment, laws and regulations related to government contracts, laws related to transfers of sensitive personal data and government data to service providers or vendors located in China or with other specified links to China (and other designated countries), telecommunications laws and regulations and other similar matters), pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, the design and operation of websites, and the characteristics and quality of software and services, which may delay or impede the development and commercialization of our technology and products, affect our ability to engage with certain entities, and/or require us to pause sales and modify our products, which could result in a material adverse effect on our revenue, financial condition and/or long-term business strategy, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our products from the market.

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

We are subject to or affected by a number of national, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal and other sensitive information, including that of our employees, customers and others. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach or incident. Such mandatory disclosures are costly and could lead to negative publicity, penalties, fines, litigation and other proceedings or cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach or incident.

As a government contractor and subcontractor, we are subject to the Department of War's ("DoW") cybersecurity requirements, including compliance with the Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 third-party certification on April 10, 2025. Depending the awarding DoW agency and contract terms, we, and our subcontractors or other third parties on whom we rely, may be required to have CMMC certification to be eligible for award. Likewise, if we, or our subcontractors or other third parties on whom we rely, are unable to maintain the required CMMC certification during contract performance, the government may terminate, or not exercise options to renew, our contract. We are also be required to affirm our CMMC status annually, and obtain recertification of our CMMC status periodically, which may increase our costs of compliance and may cause operational delays to remediate any newly discovered risks. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

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

Our business and operations may involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Some of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened, both because of our position as a U.S. government contractor as well as in connection with international conflicts and any related political or economic responses and counter-responses.

We are at risk for interruptions, outages and breaches of (1) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (2) facility security systems, owned by us or our third-party vendors or suppliers; (3) in-product technology, owned by us or our third-party vendors; (4) our software, including third-party software we license; and (5) customer data that we process or our third-party vendors process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our systems. Certain disruption, hacking or other efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

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

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The Information Technology ("IT") infrastructure used in our business may be vulnerable, and has been vulnerable in the past, to cybersecurity attacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of ours and our customers, collaborators and partners, our employees' personal data or other sensitive and proprietary data accessible through those systems, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, product development, finance and sales and service processes. These risks may affect our ability to manage our data or deploy and service our products and solutions, offer and perform our services, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary or other sensitive information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition, unavailability, modification, disclosure or other processing of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products and services, damage our relationships with customers, partners, collaborators or others or result in claims, regulatory investigations and proceedings and significant legal, regulatory and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

We are subject to laws, regulations and contractual provisions as a government contractor and subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

As a government contractor and subcontractor, we must comply with laws, regulations and contractual provisions related to the formation, administration and execution of government contracts and other agreements, which affect how we and our partners do business with government agencies. U.S. governmental agencies, such as the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. In addition, as a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

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

Our provision of products, technology and services are subject to compliance with applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Control. Exports of our software products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of our software and other products may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities, both domestic and foreign. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our technologies or products or changes in applicable export control, import or economic sanctions laws and regulations may create delays in the introduction and sale of our products, constrain collaboration with suppliers or other business partners or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products, as well as our decreased ability to export or market our products to potential customers. Any decreased use of our products or limitation on our ability to export or market our products would likely adversely affect our business, prospects, financial condition and operating results.

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

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance ("ESG") practices and reporting. Regulators, investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. Equally, some stakeholders may be opposed to the implementation of such initiatives at all. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed "anti-ESG" policies, legislation or issued related legal opinions. If our ESG practices and reporting do not meet investor, customer or employee expectations or legal requirements, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. We could also incur additional costs and need to devote additional resources to monitor, report and implement various ESG practices, including as a result of regulatory developments.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our AI/ML Foundational Technology and our other technologies and products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to our AI/ML Foundational Technology and our other technologies and products. We seek to protect our intellectual property through a combination of patents, trademarks and other intellectual property rights, as well as confidentiality and/or intellectual property assignment agreements with our employees and certain of our contractors, consultants, scientific advisors and other vendors and third-parties. In addition, we rely on copyright and trade secret law to protect our proprietary software and technologies.

Patent positions covering software and solutions can be highly uncertain and involve many new and evolving complex legal, factual and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technologies or products from competition or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties or for a variety of other reasons. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our pending patent applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing, and in order to continue reducing operational expenses, we are investing fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy or with respect to patents with less relevance to our current business.

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

Filing, prosecuting, maintaining and defending patents and trademarks and seeking to enforce copyrights on our intellectual property in all target markets would be prohibitively expensive and time consuming, and thus our intellectual property rights outside the United States are limited. In addition, the laws of some of our target markets, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Also, it may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all of our target markets, or from selling or importing products made using our inventions, technologies or software in the jurisdictions in which we do not have (or are unable to effectively enforce) patent or other intellectual property protection. Competitors may use our technologies in jurisdictions where they have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those competitors from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our software or other products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions. Moreover, strategic partners, competitors or others may raise legal challenges against our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to detect or prevent.

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

We may be subject to intellectual property infringement claims or misappropriation claims, which may be time consuming and expensive and, if adversely determined, could limit our ability to commercialize our software or other products.

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

Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. No assurance can be given that patents containing claims covering our software, other products, technologies or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, published applications that initially do not appear to be problematic may issue with claims that potentially cover our software, other products, technologies or methods. Moreover, there may be pending, published or allowed applications that may disclose, but not claim, subject matter covering our software, other products, technologies or methods, where such pending or published applications may be amended, or one or more continuation or divisional applications may be filed, in an attempt to capture, to the extent possible, such software, other products, technologies or methods that are in the public domain, and which may result in issued patents that our current or future products infringe.

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

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee's former employers. Litigation may be necessary to defend against these claims. If we fail to successfully defend against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be forced to seek a license, which may not be available on commercially acceptable terms or at all. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our software products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Ownership of our Securities

The issuance or sale of shares of our Common Stock, or rights to acquire shares of our Common Stock could depress the trading price of our Common Stock and may cause dilution to our existing stockholders.

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the year ended December 31, 2025, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

"Sell-to-cover" transactions are used in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our Common Stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations and, if applicable, exercise price associated with these awards. As a result of these transactions, a significant number of shares of our Common Stock may be sold over a limited time period in connection with significant vesting events. We may also settle tax withholding obligations in connection with vesting of awards through "net settlement," in which we remit cash to satisfy the tax withholding obligation and withhold a number of the vested shares on each vesting date. Depending on the fair value of our Common Stock and the number of awards vesting on any applicable vesting date, such net settlement could require us to expend substantial funds to satisfy tax withholding.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, the price and trading volume of our Common Stock could decline.

The trading markets for our Common Stock and deSPAC Public Warrants will be influenced by research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. From time to time, analysts covering us have ceased publishing research or reports about us. If any analyst covering our company now or in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and deSPAC Public Warrants would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock and deSPAC Public Warrants to decline.

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

As of December 31, 2025, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of December 31, 2025, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

Item 2. Properties.

Our primary facility is located in Salt Lake City, Utah consisting of approximately 61,000 square feet of leased space. The Salt Lake City, Utah lease expires in May 2033 and has two options to extend the lease for three-year periods. We have a 65,000 square foot fabrication facility in Saginaw, Michigan. We also, lease a 20,000 square foot machining facility in Oxford, Michigan. The Oxford, Michigan lease expires in 2035 and has an option to extend the lease for a ten year period. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Holders

As of February 20, 2026, there were 340 stockholders of record of our Common Stock and 31 holders of record of our warrants.

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

Overview

We are a U.S.-based technology company developing and offering embodied AI software and collaborative autonomy solutions, advanced avionics, UAVs, advanced UAV engineering services and precision-manufactured components for defense and commercial/industrial markets. Our core AI software offerings, Palladyne IQ, SwarmOS and Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, cobots, UAVs, UGVs, and ROVs across multiple domains.

We are positioning our defense business as a mid-tier U.S. technology prime defense contractor aiming to combine innovative autonomy, practical engineering and American production to bring intelligent systems into active service faster, safer and more cost-effectively than legacy approaches. We seek to harness our advanced, ethical embodied AI to provide cost-effective lethality and precision harm mitigation through rapidly delivering scalable, low-cost, intelligent and collaborative attritable weapons, including by developing proprietary, UAVs incorporating our avionics and AI technologies. We support these efforts and those of other defense contractors and commercial customers through our vertically integrated aircraft engineering design services, enhanced avionics compute hardware and machining and fabrication services. Palladyne SwarmOS is designed for unmanned platforms and includes advanced autonomy and coordination capabilities that enable multiple UAVs to swarm, collaborate and execute complex missions through distributed tasking and edge-native orchestration. Our embodied AI is designed to operate in complex, contested and high-risk environments, enabling distributed tasking, human-on-the-loop oversight, degraded-communications resilience, multi-domain coordination and real-time responsiveness. Our platform-agnostic autonomy stack combines real-time sensor fusion, adaptive AI models, and edge-native orchestration to support autonomous and collaborative systems across air, ground, maritime and industrial domains where performance, resilience, trust and mission assurance are critical to operational outcomes. These capabilities are intended to meet the performance and reliability requirements of military and defense customers, particularly in applications where it is essential to conduct coordinated multi-vehicle operations in contested environments with degraded communications.

For commercial and industrial customers in particular, Palladyne IQ is designed to enable poly-functional robots, including industrial robots and cobots, to become capable of performing multiple tasks across dynamic real-world industrial environments. Palladyne IQ enables industrial robots and cobots to adapt to variability in tasks, parts, and environments, thereby reducing the need for rigid automation, custom fixtures, and manual intervention. We believe Palladyne IQ has applications across manufacturing, logistics, warehousing, and other industrial settings where unstructured or semi-structured environments have historically limited the adoption of automation. We also offer Palladyne Pilot, a derivative version of SwarmOS tailored to meet the requirements of public safety and commercial customers by delivering core autonomy capabilities with reduced system complexity and cost. Please see Part I Item 1A Risk Factors for a discussion of the risks related to these activities, in particular those discussed under "Risks Related to our Business".

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I Item 1A Risk Factors of this Annual Report on Form 10-K.

Development, Testing and Commercial Launch of our AI/ML Software, Avionics, and UAV Products

We expect to continue commercialization efforts, internal testing and customer trials for our products throughout 2026. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

Financing of Operations

We intend to use our cash on hand to continue to enhance our products, conduct product development activities, pursue marketing and sales opportunities and fund operations as we seek to further commercialize and enhance and achieve revenue from our products and services. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product commercialization and enhancement efforts, our ability to sell our products and services and thereby recognize associated revenue, capital and human capital requirements to develop and sell products and provide services prior to receiving payments sufficient to cover our costs and our ability to lower costs as volumes increase.

We have taken and continue to take numerous steps to manage our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. During the fourth quarter of 2024 and fiscal year 2025 we raised approximately $68.9 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

We believe we have sufficient liquidity to operate for at least the next 12 months without the need to raise additional capital. However, we may decide to seek additional financing during that time to bolster our cash reserves and increase our ability to continue to pursue our business objectives. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists. Any delays in the sales of our products and services will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and may result in the need to raise additional capital. We will continue to carefully evaluate our use of cash and liquidity.

Strategic Acquisitions

On November 14, 2025, we acquired GuideTech, LLC an engineering company, MKR Fabrication, LLC (also known as MKR Fabricators), a fabrication company, and Warnke Precision Machining, LLC (also known as Warnke Precision Machining), a precision machining company. Our results presented and discussed below include the operating activity for these acquired companies from the acquisition date through December 31, 2025. Our results for periods prior to the acquisition date do not include the financial information of these acquired companies.

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne Pilot is unknown. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. Further, we have U.S. government revenue-generating contracts related to various aspects of our AI/ML Foundational Technology and our Palladyne IQ and Palladyne Pilot products and we have been affected by government shutdowns. For example, during the U.S. government shutdown in the fourth quarter of 2025, we experienced delays in our interactions with certain government agencies that affected our collection efforts, our ability to consummate new government contracts and our ability to maintain or renew government contracts in a timely manner. The duration of the shutdown could have a compounding effect, and the longer it continues, the more significant the potential adverse impact may be on our anticipated revenues for fiscal years 2025 and 2026. For additional information around the risks associated with our government contracts, see Part I Item 1A Risk Factors "A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks." If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

Continued Investment and Innovation

We are a pioneer in the robotic systems industry and benefit from lessons learned over 30-plus years and significant investment in research and development. Through our hardware development efforts over many years, including our related AI-software development efforts, we developed a significant amount of advanced technology that we are leveraging to develop our AI/ML

Foundational Technology and related products. Our recent acquisitions have also brought us additional and new skills and expertise related to the products and services of the acquired companies. We believe our financial performance is dependent on our ability to enhance and update our products. It is important that we continually identify and respond to rapidly evolving customer requirements and competitive threats, develop and introduce innovative products, enhance our products and generate active market demand for and sell our products. If we fail to do this, our market and financial position and revenue may be adversely affected, and our investments in these technologies will not be recovered.

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, changes in United States trade policy, including tariffs, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and conflict in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our products and services and the budgets of our customers and their expected return-on-investment from the purchase of our products and services. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Basis of Presentation

Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 14, Segment Information, in the accompanying consolidated financial statements for more information about our operating segment.

Components of Results of Operations

Revenue, Net

We derive our revenue from three sources. First, we enter into service contracts to provide research and development, engineering and design services with the U.S. government and commercial customers. Our research and development contracts with the government are leveraged to further our product development efforts where possible. Service revenue consists of revenue arising from different types of contractual arrangements, including cost-type contracts, fixed-price contracts and time and materials contracts.

Second, we sell our products. Product revenue primarily consists of sales of our current and legacy hardware products, including the BRAIN family of guidance and navigation computer chips. We have begun sales activities of our AI/ML software products and expect to derive revenue from licensing fees beginning in 2026. As of December 31, 2025 we have not yet recognized any such licensing revenues. We recently launched Palladyne IQ 2.0 and have secured our first paid customer for that product. We believe that near- to mid-term customer growth opportunities exist for both our Commercial and Defense businesses. We expect initial customer engagement with our products to begin with lower volume trials and then move to higher volumes as customers experience our products’ benefits and capabilities.

Third, we generate manufacturing revenue through the sale of precision machined and fabricated components, subassemblies and structures and integrated assembly services for both Defense and Commercial customers in a variety of industries. By supplying high-quality parts to leading U.S. defense prime contractors and emerging defense companies, we deliver a U.S.-based, defense-grade production backbone to customers and provide ourselves with an opportunity to leverage those capabilities in the production of our own proprietary platforms and products.

Services Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of our AI/ML, software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the FAR. The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of AI/ML software. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss. In accordance with Accounting Standards Codification 606, for fixed price contracts, we recognize losses at the contract level in earnings in the period in which they are incurred.

Time and materials contracts – Time and materials contracts relate primarily to design-to-field advanced engineering design services that take aerospace programs from early concept through flight-ready prototype in compressed timelines, while engineering every stage for manufacturability and scale. Revenue on time and materials contracts is generally recognized over time as services are provided and materials are purchased and used in the project.

Product Revenue

Historically, product revenue has related to sales of our legacy hardware products, and certain miscellaneous parts, accessories and repair services. As a result of the GuideTech LLC acquisition in November 2025, we now also sell the BRAIN advanced avionics flight computers and also have begun initial sales activities of our Palladyne IQ and Palladyne SwarmOS products. We have also integrated SwarmOS with our BRAIN X2 product to create IntelliSwarm. We recently launched Palladyne IQ 2.0 and have secured our first paid customer for that product. We have generally provided a limited one-year warranty on hardware included in product sales. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Manufacturing Revenue

Through our Palladyne Manufacturing business, comprised of Warnke Precision Machining and MKR Fabricators (companies we recently acquired), we sell precision machined and fabricated components, subassemblies and structures and integrated assembly services to both Defense and Commercial customers. Our operations include machining, fabrication and assembly of aerospace and defense components. Manufacturing revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer.

Operating Expenses

Cost of Revenue

Our cost of revenue consists of direct and overhead expenses related to either the sale of our products, our contract services revenue or our manufacturing revenue. Direct expenses include direct labor used in the production of a product or in our services and manufacturing contracts, benefits expense associated with direct labor and materials directly tied to our product sale or services and manufacturing contracts. Overhead expenses include allocable supervisory labor, benefits expense associated with supervisory labor, allocation of facilities expense including rent and utilities and allocation of IT labor support and equipment. Overhead expenses not allocated to cost of revenue are expensed across research and development, general and administrative and sales and marketing expenses, as applicable.

Research and Development

Research and development expenses are mainly comprised of costs from the continuing development and refinement of our AI/ML Foundational Technology and related products and the continuing research and development costs associated with current and future products. These expenses include labor and related benefit expenses, materials and supplies used in our laboratories, patent expenses and related overhead expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of the commercial launch of new products and their reception by the market. As our product sales grow, we expect that sales and marketing expenses will increase in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Intangible Amortization Expense

Amortization of intangible assets primarily consists of amortization of identified finite-lived intangible assets that were acquired in connection with business combinations. These costs are amortized on a straight-line basis over their expected useful lives.

Other Income (Loss)

Interest Income, Net

Interest income consists primarily of interest received or earned on our cash and marketable securities balances. Portions of our cash resided in money market investments and in U.S. Treasury securities at various points during the year.

Gain (Loss) on Warrant Liabilities

Gain (loss) on warrant liabilities consists of the change in fair value of the deSPAC Warrants and the 2024 Warrants.

Other Income, Net

Other income, net consists primarily of other miscellaneous non-operating items.

Income Tax Expense

Income taxes consist of taxes currently due plus deferred income taxes related primarily to differences between the tax bases and financial reporting bases of assets and liabilities. Deferred income taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Revenue, net

The following table presents our revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
Services Revenue	$4,684	$5,120	$(436)	(9)%
Product Revenue	3	2,666	(2,663)	(100)%
Manufacturing Revenue	559	—	559	*NM
Revenue, net	$5,246	$7,786	$(2,540)	(33)%

Revenue decreased by $2.5 million, or 33%, from $7.8 million in the year ended December 31, 2024 to $5.2 million in the year ended December 31, 2025, as explained below.

Services Revenue

Revenue derived from services contracts decreased by $0.4 million, or 9%, from $5.1 million for the year ended December 31, 2024 to $4.7 million for the year ended December 31, 2025. The decrease was primarily due to available funding and the timing of completion of certain milestones within our product development contracts during the current period, partially offset by increases in design services revenues due to the acquisition of GuideTech in November 2025. We expect future revenue from services contracts to fluctuate due to the timing of new contracts signed and the completion of existing contracts. For the time being, we intend to take on only those prodcut development contracts that we believe support and contribute to our product development efforts. As a result, there may be fewer opportunities to replace completed contract development contracts.

Product Revenue

Revenue derived from product sales decreased by $2.7 million, or 100%, from $2.7 million for the year ended December 31, 2024 to $0.0 million for the year ended December 31, 2025. The decrease was primarily due to one-time legacy hardware product sales during the year ended December 31, 2024 that did not recur in 2025.

Manufacturing Revenue

Manufacturing revenue was $0.6 million for the year ended December 31, 2025. We generate manufacturing revenue through our Palladyne Manufacturing business, comprised of Warnke Precision Machining and MKR Fabricators, both of which are companies we acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
Operating expenses:
Cost of revenue	$2,690	$3,488	$(798)	(23)%
Research and development	12,899	10,437	2,462	24%
General and administrative	17,199	16,842	357	2%
Sales and marketing	4,744	4,134	610	15%
Intangible amortization expense	118	—	118	*NM
Asset write-down and restructuring	—	(192)	192	(100)%
Total operating expenses	$37,650	$34,709	$2,941	8%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue decreased by $0.8 million, or 23%, from $3.5 million for the year ended December 31, 2024 to $2.7 million for the year ended December 31, 2025. Cost of revenue decreased primarily due to lower product costs, driven by the decline in product revenue, as well as decreased labor and material expenses charged to product development contracts during the year ended December 31, 2025.

Research and Development

Research and development expenses increased by $2.5 million, or 24%, from $10.4 million for the year ended December 31, 2024 to $12.9 million for the year ended December 31, 2025. Research and development expenses increased during the year ended December 31, 2025 due primarily to labor and labor related expenses associated with product testing, debugging, stabilization and enhancements of our software products.

General and Administrative

General and administrative expenses increased by $0.4 million, or 2%, from $16.8 million for the year ended December 31, 2024 to $17.2 million for the year ended December 31, 2025. General and administrative expense increased primarily due to legal and business insurance expenses largely due to the acquisitions completed in November 2025.

Sales and Marketing

Sales and marketing expenses increased by $0.6 million, or 15%, from $4.1 million for the year ended December 31, 2024 to $4.7 million for the year ended December 31, 2025. This increase was driven by increased marketing program costs for our AI/ML software products.

Intangible Amortization Expense

Intangible amortization expenses increased to $0.1 million for the year ended December 31, 2025. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired in connection with business combinations.

Asset Write-down and Restructuring

There were no significant asset write-down and restructuring costs for the year ended December 31, 2025.

Other (Loss) Income

The following table presents other income (loss) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
Other income (loss)
Interest income, net	$1,944	$1,244	$700	56%
Gain (loss) on warrant liabilities	37,740	(46,935)	84,675	(180)%
Other income, net	221	2	219	10,950%
Total other income (loss)	$39,905	$(45,689)	$85,594	(187)%

Other income increased by $85.6 million from a loss of $45.7 million for the year ended December 31, 2024 to income of $39.9 million for the year ended December 31, 2025. Other income increased almost entirely as a result of changes in the fair value of our outstanding warrants. Additionally, interest income from our investments in marketable securities increased due to an increase in invested funds.

Provision for Income Taxes

We recognized tax benefits of $2.5 million for the year ended December 31, 2025, and had no significant income tax expense for the year ended December 31, 2024. The income tax benefit recorded for the year ended December 31, 2025 is due to the removal of a portion of our previously recorded valuation allowance on our net deferred tax assets due to net deferred tax liabilities recorded as part of the acquisitions closed during 2025, resulting in an income tax benefit recorded. The future reversal of the net deferred tax liabilities is a source of taxable income to be considered by us when determining whether a valuation allowance is needed for our existing net deferred tax assets. For the years ended December 31, 2025 and 2024, our recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of December 31, 2025, was $13.9 million, $13.5 million of which was funded and $0.4 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $20.0 million as of December 31, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $47.1 million as of December 31, 2025, compared to $40.1 million as of December 31, 2024. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of December 31, 2025, we had an accumulated deficit of approximately $480.8 million and working capital of $46.9 million.

On October 31, 2024, we announced that we raised approximately $7 million in gross proceeds from the sale of Common Stock and warrants through a registered offering and two separate private placements. In May 2025, 2,790,700 of the 2024 Warrants were exercised resulting in proceeds of $6.4 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our Common Stock pursuant to the Sales Agreement. As of December 31, 2024, we sold all of the shares offered pursuant to this prospectus supplement consisting of a total of 3,680,543 shares of our Common Stock for gross sales proceeds of approximately $18.0 million, before deducting commission and other expenses. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. During the year ended December 31, 2025, all shares under this prospectus supplement were sold, consisting of a total of 3,134,189 shares of our Common Stock under the Sales Agreement for gross sales proceeds of approximately $30.0 million, before deducting commission and other expenses. On August 6, 2025 we filed a prospectus supplement in connection with offering for sale an additional $50.0 million of shares pursuant to the Sales Agreement (the “August 2025 Prospectus Supplement”). As of December 31, 2025, 1,307,852 shares were sold under the August 2025 Prospectus Supplement for gross sales proceeds of approximately $7.5 million, before deducting commission and other expenses. We believe that our cash, cash equivalents and marketable securities on hand will be sufficient to support operations, working capital and capital expenditure requirements for at least the next 12 months from the date of this Report.

Our primary use of cash is for operations and administrative activities including employee-related expenses and general, operating and overhead expenses. While we do not have any significant debt, we do have a long-term lease for our facilities in Salt Lake City, Utah. Future capital requirements will depend on many factors, including the timing and extent of development efforts, the expansion and results of sales and marketing activities, the sales cycle for our products, customer acquisition and revenues, revenue growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of our products.

We have taken many steps to reduce our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. We plan to use our existing capital to further commercialize and conduct sales and marketing efforts for our commercially available product and services, as well as continue product testing, debugging and stabilization efforts and conduct product development efforts for the next versions of our products.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts, our ability to commercialize our products and thereby recognize associated revenue and capital requirements to conduct marketing and sales activities prior to receiving payments sufficient to cover our costs. Any delays in the sales of our products and services will negatively impact our ability to generate revenue, profitability, overall operating performance and financial condition. If we are unable to raise additional capital when desired or needed, our business, results of operations and financial condition would be materially and adversely affected.

We may enter into arrangements to acquire or invest in additional businesses, services and technologies, which may require acquisition capital as well as operational capital for these acquisitions or arrangements. We may be required to seek additional equity or debt financing to facilitate these arrangements. If additional financing is required from outside sources in connection with these arrangements, we may not be able to raise it on terms acceptable to us, or at all.

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists including under our "at-the-market" equity offering programs. Any delays in the successful further commercialization and sales of our products and services will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part I Item 1A Risk Factors "Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations."

As of December 31, 2025, our total minimum lease payments are $14.6 million, of which $1.9 million are due in the next 12 months. For detail regarding our lease obligations refer to Note 4 Leases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
Net cash (used in) provided by :
Net cash used in operating activities	$(27,637)	$(22,627)	$(5,010)	22%
Net cash (used in) provided by investing activities	(24,578)	6,876	(31,454)	(457)%
Net cash provided by financing activities	39,246	23,800	15,446	65%
Net (decrease) increase in cash and cash equivalents	$(12,969)	$8,049	$(21,018)	(261)%

Net Cash Used In Operating Activities

Cash flows used in operating activities during the twelve months ended December 31, 2025, increased by $5.0 million to $27.6 million from $22.6 million during the prior year. The increase to net cash used in operating activities was primarily attributable to changes in net income (loss), adjusted for non-cash items.

Net Cash (Used In) Provided by Investing Activities

Our net cash used in investing activities during the twelve months ended December 31, 2025 increased by $31.5 million. The increase in cash used in investing activities is mostly due to $18.6 million of purchases, net of maturities of marketable securities during the twelve months ended December 31, 2025, as compared to $7.1 million of maturities, net of purchases of marketable securities during the twelve months ended December 31, 2024. Additionally, $5.3 million was used for the acquisition of businesses, net of cash acquired during the twelve months ended December 31, 2025.

Net Cash Provided by Financing Activities

Our net cash provided in financing activities during the twelve months ended December 31, 2025 increased by $15.4 million as compared to the prior year period. This increase was primarily attributable to $42.7 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and the exercise of warrants during the twelve months ended December 31, 2025, as compared to $23.8 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and warrants during the twelve months ended December 31, 2024. Partially offsetting this increase, we repaid $3.7 million of debt related to the businesses acquired in 2025.

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

Business Combinations

We utilized the purchase method of accounting for business combinations, which requires the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of consideration transferred over the fair value of net identifiable assets is recorded as goodwill. Determining fair values involves significant management judgment, particularly with respect to identifiable intangible assets and contingent consideration. These estimates require the use of valuation models and assumptions such as projected cash flows, discount rates, customer attrition rates, and royalty rates. Changes in these assumptions could impact the amount of goodwill and intangible assets recognized, as well as future amortization expense or impairment charges.

Warrant Liabilities

We issued the 2024 Warrants on November 1, 2024. The 2024 Warrants were determined to be liability classified instruments upon issuance. The fair value of the 2024 Warrants are measured using the Black-Scholes valuation model, which includes assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates are judgmental and could differ materially in the future. Changes in the fair value of the 2024 Warrants are recorded as a component of other income and expense.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Palladyne AI Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palladyne AI Corp. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2024.

Salt Lake City, Utah

March 5, 2026

PALLADYNE AI CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$18,219	$31,188
Marketable securities	28,836	8,883
Accounts receivable, net of allowance for credit losses of $0.0 million and $0.3 million at December 31, 2025 and 2024, respectively	1,055	134
Unbilled receivables	2,455	1,179
Inventories	339	71
Prepaid expenses and other current assets	1,653	1,275
Total current assets	52,557	42,730
Property and equipment, net	8,889	4,244
Intangible assets, net	10,430	—
Goodwill	14,731	—
Operating lease assets	8,645	8,841
Other non-current assets	460	438
Total assets	$95,712	$56,253
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,058	$435
Accrued liabilities	3,550	2,919
Current operating lease liabilities	1,058	1,079
Total current liabilities	5,666	4,433
Warrant liabilities	2,772	51,396
Operating lease liabilities	9,725	9,957
Other non-current liabilities	2,874	—
Total liabilities	21,037	65,786
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 165,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 46,117,164 and 33,883,894 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	555,451	481,289
Accumulated other comprehensive income	11	6
Accumulated deficit	(480,792)	(490,831)
Total stockholders’ equity (deficit)	74,675	(9,533)
Total liabilities and stockholders’ equity (deficit)	$95,712	$56,253

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue, net	$5,246	$7,786
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	2,690	3,488
Research and development	12,899	10,437
General and administrative	17,199	16,842
Sales and marketing	4,744	4,134
Intangible amortization expense	118	—
Asset write-down and restructuring	—	(192)
Total operating expenses	37,650	34,709
Loss from operations	(32,404)	(26,923)
Interest income, net	1,944	1,244
Gain (loss) on warrant liabilities	37,740	(46,935)
Other income, net	221	2
Income (loss) before income tax expense	7,501	(72,612)
Income tax benefit (expense)	2,538	(5)
Net income (loss)	$10,039	$(72,617)
Net income (loss) per share
Basic	$0.26	$(2.71)
Diluted	$0.24	$(2.71)
Weighted-average shares used in computing net income (loss) per share
Basic	38,841,116	26,774,895
Diluted	42,125,932	26,774,895

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$10,039	$(72,617)
Other comprehensive income:
Change in unrealized income on available-for-sale investments	5	3
Total other comprehensive income	5	3
Comprehensive income (loss)	$10,044	$(72,614)

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,039	$(72,617)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,447	2,805
Depreciation of property and equipment	974	825
Amortization of intangible assets	118	—
Change in fair value of warrant liabilities	(37,740)	46,935
Allowance for credit losses	—	285
Amortization of investment discount	(1,386)	(75)
Deferred income tax benefit	(2,541)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,096	136
Unbilled receivable	(960)	855
Inventories	58	994
Prepaid expenses and other current assets	(132)	1,048
Operating lease assets & other non-current assets	1,005	1,242
Accounts payable	(708)	(819)
Accrued liabilities and current operating lease liabilities	(904)	(3,164)
Operating lease liabilities	(1,003)	(1,077)
Net cash used in operating activities	(27,637)	(22,627)
Cash flows from investing activities:
Purchases of property and equipment	(713)	(265)
Acquisition of a business, net of cash acquired	(5,302)	—
Purchases of marketable securities	(75,563)	(8,859)
Maturities of marketable securities	57,000	16,000
Net cash (used in) provided by investing activities	(24,578)	6,876
Cash flows from financing activities:
Proceeds from exercise of stock options	74	130
Proceeds from issuance of common stock under ESPP	148	—
Proceeds from the exercise of warrants	6,419	—
Shares repurchased for payment of tax withholdings	—	(105)
Payment of obligations under finance leases	(20)	(3)
Payment of debt obligations	(3,696)	—
Proceeds from the issuance of warrants	—	4,432
Proceeds from issuance of common stock	36,371	20,028
Payment of transaction costs related to issuance of common stock	(50)	(682)
Net cash provided by financing activities	39,246	23,800
Net (decrease) increase in cash and cash equivalents	(12,969)	8,049
Cash and cash equivalents at beginning of period	31,188	23,139
Cash and cash equivalents at end of period	$18,219	$31,188
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$10
Supplemental disclosure of non-cash activities:
Purchases of property and equipment financed through notes payable	$113	$—
Common stock issued in connection with a business acquisition	$15,872	$—
Warrant liabilities reclassified to equity upon exercise	$10,883	$—

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2023	25,877,865	3	459,113	3	(418,214)	40,905
Stock-based compensation	—	—	2,805	—	—	2,805
Common stock issued under equity award plans	958,553	—	—	—	—	—
Shares repurchased for payment of tax withholdings	(57,352)	—	(105)	—	—	(105)
Exercise of stock options	203,480	—	130	—	—	130
Issuance of common stock, net of cost	6,901,348	—	19,346	—	—	19,346
Other comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(72,617)	(72,617)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	4,447	—	—	4,447
Common stock issued under equity award plans	2,240,156	—	—	—	—	—
Exercise of stock options	57,447	—	74	—	—	74
Issuance of common stock under ESPP	30,913	—	148	—	—	148
Issuance of common stock in connection with a business acquisition	2,672,013	1	15,871	—	—	15,872
Issuance of common stock, net of cost	4,442,041	1	36,320	—	—	36,321
Exercise of warrants	2,790,700	—	17,302	—	—	17,302
Other comprehensive income	—	—	—	5	—	5
Net income	—	—	—	—	10,039	10,039
Balance at December 31, 2025	46,117,164	$5	$555,451	$11	$(480,792)	$74,675

See accompanying notes to the consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

The Company is a U.S.-based technology company developing and offering embodied artificial intelligence (“AI”) software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles (UAVs), advanced UAV engineering services and precision-manufactured components for defense and commercial/industrial markets. The Company’s core AI software offerings, Palladyne IQ and SwarmOS/Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots (“cobots”), UAVs, unmanned ground vehicles (“UGVs”), and remotely operated vehicles (“ROVs”) across multiple domains.

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

Business Combinations

The Company utilizes the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in the Company’s results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date and are recorded in other non-current liabilities in the Company's consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in general and administrative expenses in the Consolidated Statements of Operations. The fair value of assets acquired, and liabilities assumed in certain cases, may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve contract revenue recognized based on estimates of total contract costs and cost to complete uncompleted contracts, estimates of potential losses on uncompleted contracts, impairment evaluation of contract assets, goodwill and other long lived assets, assumptions used for leases, valuation allowance for net deferred income taxes and valuation of the Company's stock-based compensation, warrants intangible assets and contingent consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $47.1 million as of December 31, 2025, compared to $40.1 million as of December 31, 2024. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of December 31, 2025, the Company also had an accumulated deficit of approximately $480.8 million and working capital of $46.9 million.

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

Accounts Receivable

As of December 31, 2025, five customers accounted for more than 10% of the Company's accounts receivable, which in total represented 78% of the accounts receivable as of December 31, 2025. As of December 31, 2024, three customers accounted for more than 10% of the Company's accounts receivable, which in total represented 100% of the accounts receivable as of December 31, 2024.

Revenue

One and two customers accounted for more than 10% of the Company's revenue for each of the years ended December 31, 2025 and 2024, respectively. These concentrations accounted for 73% and 98% of revenue for the years ended December 31, 2025 and 2024, respectively. The total amount of revenue for each such customer was as follows:

(In thousands)	2025	2024
Customer A	$3,852	$5,100
Customer B	—	2,551

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

Marketable Securities

The Company's marketable securities consist primarily of U.S. Treasury bills. The Company classifies securities that have effective maturities of greater than three months as marketable securities in its consolidated balance sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable debt securities are classified as available-for-sale. The Company carries the marketable debt securities at fair value, and reports the unrealized gains and losses in accumulated other comprehensive income within the consolidated balance sheets. If the fair value of a marketable debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the consolidated statements of operations. There were no allowances for credit losses related to marketable debt securities recorded during the twelve months ended December 31, 2025 and 2024.

Accounts Receivable

Receivables are recorded at the amount the Company expects to collect. Management determines the need for an allowance for credit losses using a specific identification method after taking into account all of its remedies for collection. Management determined no allowance for credit losses was necessary during the twelve months ended December 31, 2025. Management recorded $0.3 million allowance for credit losses during the twelve of December 31, 2024. Receivables are comprised of amounts invoiced for completed contracts and contracts in progress.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which includes property and equipment, definite lived intangible assets, and operating lease assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets.

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

Revenue from Contracts with Customers

The Company derives its revenue from three sources. First, the Company enters into service contracts to provide research and development, engineering and design services with the government and commercial customers. The Company's research and development contracts with the government are leveraged to further our product development efforts where possible. Service revenue consists of revenue arising from different types of contractual arrangements, including cost-type contracts, fixed-price contracts and time and materials contracts.

Second, the Company sells its products. Product revenue primarily consists of sales of current and legacy hardware products, including the BRAIN family of guidance and navigation computer chips.

Third, the Company generates manufacturing revenue through the sale of precision machined and fabricated components, subassemblies and structures and integrated assembly services for both Defense and Commercial customers in a variety of industries.

Services Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of the Company's AI/ML, software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation ("FAR"). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Time and materials contracts – Time and materials contracts relate primarily to design-to-field advanced engineering design services that take aerospace programs from early concept through flight-ready prototype in compressed timelines, while engineering every stage for manufacturability and scale. Revenue on time and materials contracts is generally recognized over time as services are provided and materials are purchased and used in the project.

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

Manufacturing Revenue

Through its precision U.S. manufacturing capabilities, the Company sells precision machined and fabricated components, subassemblies and structures and integrated assembly services to both Defense and Commercial customers. The Companies operations include machining, fabrication and assembly of aerospace and defense components. Manufacturing revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer.

The revenue recognized for Services, Product and Manufacturing were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Services Revenue	$4,684	$5,120
Product Revenue	3	2,666
Manufacturing Revenue	559	—
Revenue, net	$5,246	$7,786

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2023	$555	$2,034	$50	$75
(Decrease)/increase, net	(421)	(855)	(22)	173
Ending Balance as of December 31, 2024	$134	$1,179	$28	$248
(Decrease)/increase, net	921	1,276	8	71
Ending Balance as of December 31, 2025	$1,055	$2,455	$36	$319

The Company recorded its current contract assets, long-term contract assets and current deferred revenue within prepaid expenses and other current assets, other non-current assets and accrued liabilities, respectively. During the years ended December 31, 2025 and 2024, the Company recognized all of the deferred revenue which existed at December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

As of December 31, 2025, the Company had backlog, or revenue related to remaining performance obligations, of $13.9 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company's backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. Adoption of this standard resulted in changes to the effective tax rate reconciliation as reflected in Note 12, Income Taxes.

Recently Issued Accounting Standard Pronouncements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs:

	As of December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$28,836	$—	$—	$28,836
Total assets	$28,836	$—	$—	$28,836

Liabilities:
Warrant liabilities	$928	$330	$1,514	$2,772
Other non-current liabilities:
Contingent consideration	—	—	1,382	1,382
Total liabilities	$928	$330	$2,896	$4,154

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. treasury securities	$12,927	$—	$—	$12,927
Marketable securities:
U.S. treasury securities	8,883	—	—	8,883
Total assets	$21,810	$—	$—	$21,810

Liabilities:
Warrant liabilities	$11,630	$4,128	$35,638	$51,396
Total liabilities	$11,630	$4,128	$35,638	$51,396

As of December 31, 2025, the Company held $28.8 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled. The contingent consideration relates to the acquisition of GuideTech during 2025, as discussed in Note 5, Acquisitions. The contingent consideration was initially valued as of November 14, 2025, the acquisition date, and will be remeasured at fair value at each reporting date, or more frequently, if events or changes in circumstances indicate that a remeasurement is warranted. The valuation of the contingent consideration requires the use of a valuation model and assumptions such as projected cash flows and discount rates.

The following table sets forth a reconciliation from the opening balances to the closing balances for the Company's Level 3 warrant values:

(In thousands)	Warrants
Balance at December 31, 2024	$35,638
Decrease in fair value of warrants	(23,240)
Exercise of warrants	(10,884)
Balance at December 31, 2025	$1,514

3. Balance Sheet Components

Inventories

Inventories, net consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Raw materials	$—	$71
Work-in-process	311	—
Finished goods, net	28	—
Total inventories	$339	$71

Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Robotics and manufacturing equipment	$2,857	$1,128
Financed lease robotics and manufacturing equipment	996	—
Leasehold improvements	4,125	3,927
Land and building	1,832	—
Computer equipment	1,196	1,251
Furniture and fixtures, and other fixed assets	1,001	952
Construction in progress	682	—
Property and equipment, gross	12,689	7,258
Accumulated depreciation	(3,800)	(3,014)
Property and equipment, net	$8,889	$4,244

Depreciation expenses were $1.0 million for the year ended December 31, 2025. Depreciation expenses were $0.8 million for the year ended December 31, 2024.

Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Payroll and related costs	$1,699	$1,811
Legal services accrual	173	230
Deferred revenue	319	248
Other contract liabilities	496	496
Other accrued expenses and current liabilities	863	134
Total accrued liabilities	$3,550	$2,919

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Contingent consideration	$1,382	$—
Equipment financing liabilities	1,492	—
Total other non-current liabilities	$2,874	$—

4. Leases

The Company has operating and finance leases for office space, lab space, machining and certain equipment with varying expiration dates through 2035. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Certain of the operating leases include renewal options ranging from three to ten years, which are not recognized as part of the right-of-use assets as the Company is not reasonably certain that the options will be exercised.

Lease costs for operating leases are as follows (finance lease costs were not material for the periods presented):

	Year Ended December 31,
(In thousands)	2025	2024
Operating lease cost	$1,588	$1,859
Variable lease cost	889	695
Total lease cost	$2,477	$2,554

The following table summarizes the Company's lease term and discount rate assumptions:

	Year Ended December 31,
	2025	2024
Operating leases
Weighted-average remaining lease term (years)
Finance leases	6.0	—
Operating leases	7.6	8.3
Weighted-average discount rate:
Finance leases	10.8%	—
Operating leases	5.9%	5.4%

Supplemental balance sheet information related to leases:

(In thousands)	Balance Sheet Location	2025	2024
Assets
Finance lease right-of-use assets	Property and equipment, net	$987	$—
Operating lease right-of-use assets	Operating lease assets	8,645	8,841
Liabilities
Financing lease liabilities (current)	Accrued liabilities	166	—
Operating lease liabilities (current)	Current operating lease liabilities	1,058	1,079
Financing lease liabilities (non-current)	Other non-current liabilities	761	—
Operating lease liabilities (non-current)	Operating lease liabilities	9,725	9,957

Supplemental cash flow and other information related to leases:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,631	$1,968

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of December 31, 2025 are as follows:

(In thousands)	Finance Leases	Operating Leases
2026	$251	$1,630
2027	238	1,676
2028	191	1,707
2029	168	1,733
2030	167	1,780
2031 and thereafter	196	4,847
Total lease payments	1,211	13,373
Less interest	284	2,590
Present value of lease liabilities	$927	$10,783

5. Acquisitions

On November 14, 2025, the Company acquired 100 percent of the equity interests of GuideTech, LLC (“GuideTech”), Warnke Precision Machining, LLC (“Warnke Precision Machining”) and MKR Fabrication, LLC (“MKR Fabricators”). These transactions (collectively, the “2025 Acquisitions”) were undertaken pursuant to separate purchase agreements entered into on November 14, 2025.

GuideTech is an engineering and aerospace avionics products and services provider. MKR Fabricators and Warnke Precision Machining are U.S.-based precision manufacturing and fabrication businesses supporting defense and industrial customers. Through the 2025 Acquisitions, the Company acquired engineering design services, advanced avionics products and manufacturing and machining capabilities to complement its AI/ML Foundational Technology and related products and offer vertically integrated solutions for defense and commercial markets.

The aggregate consideration transferred for the 2025 Acquisitions was $22.6 million, consisting of $5.4 million of cash, $15.9 million comprised of 2,672,013 shares of common stock, and contingent consideration valued at $1.4 million. The contingent consideration arrangement provides for up to $25 million in earnout payments payable in cash or stock if certain revenue targets are achieved over a five-year period.

The 2025 Acquisitions have been accounted for as business combinations and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill or identified intangible assets. As of December 31, 2025, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)	Amount
Cash and cash equivalents	$69
Accounts receivable	2,017
Unbilled receivables	316
Inventories	326
Prepaid expenses and other current assets	246
Property and equipment	4,793
Intangible assets	10,548
Goodwill	14,731
Operating lease assets	831
Accounts payable	(1,331)
Accrued liabilities	(1,455)
Current operating lease liabilities	(59)
Operating lease liabilities	(773)
Other non-current liabilities (1)	(5,093)
Deferred tax liabilities	(2,541)
Total acquisition consideration	$22,625

(1)
Other non-current liabilities includes $3.7 million of debt obligations which were repaid prior to December 31, 2025.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Amounts	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$5,148	8.8
Developed technology	2,600	7.0
Tradename	1,500	10.0
Non-compete	1,300	5.0
Total intangible assets	$10,548	8.1

Goodwill represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce and synergies expected to be achieved from the integration of the 2025 Acquisitions. Goodwill is not deductible for tax purposes.

The results of operations of the 2025 Acquisitions from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of the 2025 Acquisitions are not material to the Company’s consolidated financial statements in any period presented.

6. Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Amounts
Balance at December 31, 2024	$-
Acquisition	14,731
Balance at December 31, 2025	$14,731

There was no impairment of goodwill recorded during the twelve months ended December 31, 2025 and 2024.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In years)
Customer relationships	$5,148	$53	$5,095	8.7
Developed technology	2,600	31	2,569	6.9
Tradename	1,500	13	1,487	9.9
Non-compete	1,300	21	1,279	4.9
Total	$10,548	$118	$10,430

The Company recorded $0.1 million of amortization expense during the year ended December 31, 2025, which was recorded as intangible amortization expense in the consolidated statement of operations. The Company had no intangible amortization expense during the year ended December 31, 2024.

As of December 31, 2025, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2026	$1,421
2027	1,421
2028	1,421
2029	1,421
2030	1,379
2031 and thereafter	3,367
Total	$10,430

7. Earn-Out Shares

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

As a result of the Business Combination, each holder of Old Sarcos capital stock is entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the "Earn-Out Shares"). On September 24, 2025, the four-year anniversary of the Closing Date, 2,343,750 of the Earn-Out Shares expired without having been released as the closing share price of a share of Common Stock of the Company did not equal or exceed $90.00 for 20 trading days in any 30 consecutive trading-day period at any time beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date. The remaining 2,343,750 Earn-Out Shares will become payable if the closing share price of a share of Common Stock of the Company is equal to or exceeds $120.00 for 20 trading days in any 30 consecutive trading-day period at any time during the period beginning on the first anniversary of the Closing Date and ending on September 24, 2026, the fifth anniversary of the Closing Date.

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's consolidated balance sheets. As of December 31, 2025, there remained 2,343,750 Earn-Out Shares potentially issuable.

8. DeSPAC Warrants

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2025, there were 20,549,453 deSPAC Warrants outstanding.

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

The Company recognized gains of $14.5 million and losses of $15.7 million related to the change in fair value of the deSPAC Warrants during the years ended December 31, 2025 and 2024, respectively. These amounts are recorded as gain (loss) on warrant liabilities within the consolidated statements of operations.

9. 2024 Warrants

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

On May 9, 2025, 2,790,700 of the 2024 Private Placement Warrants were exercised. As of December 31, 2025, all 430,105 of the 2024 Concurrent Private Placement Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized gains of $23.2 million and losses of $31.2 million related to the change in fair value of the of the 2024 Warrants during the years ended December 31, 2025 and 2024, respectively. These amounts are recorded as gain (loss) on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

	December 31, 2025	December 31, 2024
Stock price	$4.26	$12.27
Term (in years)	4.3	5.3
Expected volatility	107.0%	84.9%
Risk-free rate	3.7%	4.4%
Dividend yield	0.0%	0.0%

10. Stock-Based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of December 31, 2025, 1.9 million shares were available for grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, 202,792 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of December 31, 2025, 469,087 shares were available for sale under the ESPP. During the year ended December 31, 2025, 30,913 shares of stock were sold under the ESPP for total proceeds of $0.1 million. No shares of stock were sold under ESPP during the year ended December 31, 2024.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company's stock option activity for the years ended December 31, 2025 and 2024:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2023	2,845,084	$9.82	7.2	$91
Granted	555,000	1.77
Exercised	(203,480)	0.64		703
Forfeited or expired	(1,799,647)	10.93
Outstanding – December 31, 2024	1,396,957	$1.88	7.5	$14,519
Granted	81,667	7.20
Exercised	(57,447)	1.30
Forfeited or expired	(220,609)	1.60
Outstanding – December 31, 2025	1,200,568	$2.32	6.5	$2,619
Exercisable – December 31, 2024	443,045	$2.05	5.2	$4,527
Exercisable – December 31, 2025	845,217	$2.12	6.0	$1,888

For options granted during the years ended December 31, 2025 and 2024, the weighted-average grant-date fair value was $5.86 and $1.26 per option, respectively.

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

The Company calculated the fair value of options granted under the 2021 Plan on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Options
Risk-free interest rate	3.87%	4.31%
Expected term (in years)	3.4	5.89
Expected dividend yield	—%	—%
Expected volatility	106.42%	80.39%

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

Restricted Stock Units

The following summarizes the Company's employee RSU activity for the years ended December 31, 2025 and 2024:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2023	1,180,115	$4.49
Granted	1,544,319	1.00
Released	(333,553)	3.99
Forfeited	(933,600)	3.37
Outstanding – December 31, 2024	1,457,281	$1.62
Granted	1,051,902	6.30
Vested	(740,156)	1.72
Forfeited	(191,633)	4.29
Outstanding – December 31, 2025	1,577,394	$4.34

RSUs granted generally include service vesting periods of one to four years.

Restricted Stock Awards

The following summarizes the Company's employee RSA activity for the year ended December 31, 2025:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2023	—	$—
Granted	625,000	0.59
Outstanding – December 31, 2024	625,000	$0.59
Granted	1,500,000	2.23
Vested	(625,000)	0.59
Outstanding – December 31, 2025	1,500,000	$2.23

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cost of revenue	$52	$30
Research and development	428	115
Sales and marketing	701	604
General and administrative	3,266	2,056
Total stock-based compensation expense	$4,447	$2,805

As of December 31, 2025, there was approximately $8.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.6 years.

11. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the twelve months ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss)	$10,039	$(72,617)
Denominator:
Weighted average shares outstanding, basic	38,841,116	26,774,895
Dilutive effect of potential common shares	3,284,816	—
Weighted average shares outstanding, diluted	42,125,932	26,774,895
Basic net income (loss) per share	$0.26	$(2.71)
Diluted net income (loss) per share	$0.24	$(2.71)
Anti-dilutive securities, excluded	5,859,044	14,812,452

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net income (loss) per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the twelve months ended December 31, 2024 none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

12. Income Taxes

Income (loss) before provision for income taxes was income of $7.5 million and loss of $72.6 million for the years ended December 31, 2025 and 2024, respectively, all of which was generated in the United States. The Company's provision for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Current:
Federal	$—	$—
State	(3)	(5)
Total current	(3)	(5)
Deferred:
Federal	6,047	5,641
State	2,187	(4,933)
Change in valuation allowance	(5,693)	(708)
Total deferred	2,541	—
Total income tax benefit (expense)	$2,538	$(5)

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes after the adoption of ASU 2023-09 as follows:

	Year Ended December 31, 2025
	(In thousands)	Percent
US federal statutory tax rate	$1,575	21.0%
State and local income taxes, net of federal income tax effect (1)	(138)	(1.8)
Tax credits	(627)	(8.4)
Change in valuation allowance	3,980	53.1
Nontaxable or nondeductible items
Warrant liability revaluation	(7,925)	(105.7)
Executive compensation	119	1.6
Share-based payment awards	(453)	(6.0)
Transaction costs	124	1.7
Other	17	0.2
Changes in unrecognized tax benefits	195	2.6
Other
Deferred adjustments	593	7.9
Other	2	0.0
Total benefit for income taxes	$(2,538)	(33.8)%

(1) Massachusetts contributed to the majority of the tax effect in the category.

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes prior to adoption of ASU 2023-09 as follows:

Year Ended December 31, 2024
Statutory federal income tax rate	21.0%
State tax provision	(3.6)
Change in valuation allowance	(1.0)
Research credits	0.3
Change in tax rate	(1.2)
Warrant liability revaluation	(13.7)
Stock compensation	(1.3)
Unrecognized tax benefits	(0.5)
Total provision for income taxes	0.0%

As of December 31, 2025 and 2024, net deferred tax assets consisted of the following:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Accrued expenses	$259	$234
Stock compensation	2,084	1,994
Research credits	9,012	8,427
Research and experimental capitalization	9,700	13,430
Lease liability	2,656	2,588
Intangibles	—	230
Net operating loss carryforwards	66,450	55,380
Other	4	2
Total gross deferred tax assets	90,165	82,285
Less valuation allowance	(85,016)	(79,323)
Total deferred tax assets	5,149	2,962
Deferred tax liabilities:
Property and equipment	(801)	(889)
Intangibles	(2,043)	—
Right-of-use-asset	(2,130)	(2,073)
Other	(175)	—
Total deferred tax liabilities	(5,149)	(2,962)
Net deferred tax assets	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations for the three-year period ended December 31, 2025. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at December 31, 2025, it is more likely than not that the Company's U.S. deferred tax assets will not be realized. As of December 31, 2025, a valuation allowance has been recorded on the Company's deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be recognized. The Company's total valuation allowance was $85.0 million at December 31, 2025 and $79.3 million at December 31, 2024. The Company's valuation allowance increased $5.7 million and $0.7 million during the fiscal years ended December 31, 2025 and 2024, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31,
(In thousands)	2025	2024
Valuation allowance at beginning of year	$79,323	$78,615
Change in valuation allowance	5,693	708
Valuation allowance at end of year	$85,016	$79,323

As of December 31, 2025, the Company had cumulative federal net operating losses of approximately $276.5 million. Of these losses, $7.6 million were generated in 2015 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between 2035 to 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of December 31, 2024, the Company had cumulative federal net operating losses of approximately $230.7 million.

As of December 31, 2025, the Company had a $9.7 million deferred tax asset related to a federal research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $2.4 million. If not utilized, the credits will expire between 2037 through 2045. As of December 31, 2024, the Company had a $9.1 million deferred tax asset related to a federal research and development credit carryforward.

As of December 31, 2025, the Company had State net operating losses of approximately $224.6 million. Of the total State net operating losses, approximately $185.6 million is attributable to Utah. Utah law allows unused net operating losses arising in tax years beginning after December 31, 2008 to be carried forward indefinitely. All of the Utah net operating losses are for tax years beginning after December 31, 2008, and are carried forward indefinitely. Of the total State net operating losses, approximately $22.6 million is attributable to Pennsylvania. Pennsylvania net operating losses will expire between 2034 through 2043. The remaining State net operating loss carryforwards are attributable to various other states with varying expiration periods. As of December 31, 2024, the Company had cumulative State net operating losses of approximately $183.7 million. Of the total State net operation losses as of December 31, 2024, approximately $150.3 million is attributable to Utah.

As of December 31, 2025, the Company had a $2.7 million deferred tax asset related to State research and development credits carryforward. Of the total State research and development credits, approximately $2.1 million is attributable to Utah. This credit has been offset by a liability for unrecognized tax benefits of $0.5 million. If not utilized, the credits will expire between 2030 through 2039. Of the total State research and development credits, approximately $0.6 million is attributable to Pennsylvania. If not utilized, the credits will expire between 2033 through 2037. As of December 31, 2024, the Company had a $1.9 million deferred tax asset related to a Utah research and development credit carryforward. This credit has been offset by a liability for unrecognized tax benefits of $0.5 million.

ASC Topic 740-10-05 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2025, the Company had a $2.9 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. As of December 31, 2024, the Company had a $2.7 million liability for unrecognized tax benefits, all of which is netted against deferred tax assets for related carryforward credits. The Company expects no material changes to the liability for unrecognized tax benefits in the next 12 months. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. There would be no impact to the Company’s effective rate if the unrecognized tax benefits were recognized. A reconciliation of the beginning and ending amounts of unrecognized benefits is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Unrecognized tax benefits at the beginning of year	$2,738	$2,446
Gross increases – current year tax positions	138	106
Gross increases – prior year tax positions	67	186
Unrecognized tax benefits at end of year	$2,943	$2,738
Interest and penalties in year-end balance	$—	$—

The Company files U.S. and various State tax returns in jurisdictions with various statutes of limitation. As of December 31, 2024, the tax returns for fiscal year 2015 through fiscal year 2023 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 31, 2025, there are no income tax returns currently under audit.

The amounts of cash income taxes paid by the Company were as follows:

(In thousands)	Year Ended December 31, 2025
Federal	$—
State
Massachusetts	1
All other states	1
Income taxes, net of amounts refunded	$2

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company has accounted for the impact of the applicable OBBBA provisions in its consolidated financial statements for 2025.

On November 14, 2025, the Company acquired GuideTech in a tax-deferred stock purchase. The acquired deferred tax liabilities of GuideTech were available to offset the reversal of the Company’s preexisting deferred tax assets. As a result of the acquisition, the Company determined a portion of its preexisting tax assets were more likely than not to be realized by the combined entity, and the valuation allowance was reduced. The Company recorded a deferred tax benefit of $2.5 million related to the reduction of its valuation allowance.

On November 14, 2025, the Company also acquired MKR Fabricators and Warnke Precision Machining. From a tax perspective, the acquisition was treated as if the LLCs made liquidating distributions of all its assets to the members, and immediately thereafter, the Company purchased all of those assets from the members in a taxable transaction.

13. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of December 31, 2025 and 2024.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of December 31, 2025 and 2024, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

14. Segment Information

The Company has determined that it has a single operating segment. The Company derives revenues from services contracts, existing product lines and manufacturing. The accounting policies of the segment are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

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

The following table presents selected financial information with respect to the Company's single operating segment:

	Year Ended December 31,
(In thousands)	2025	2024
Segment Revenue	$5,243	$5,120
Other Revenue (1)	3	2,666
Total Revenue	5,246	7,786
Less:
Cost of revenue	2,638	2,393
Research and development	12,471	10,322
General and administrative	13,131	14,013
Sales and marketing	4,043	3,530
Intangible amortization expense	118	—
Other (2)	5,249	4,451
Interest income, net	(1,944)	(1,244)
(Gain) loss on warrant liabilities	(37,740)	46,935
Other income, net	(221)	(2)
Income tax benefit (expense)	(2,538)	5
Net income (loss)	$10,039	$(72,617)

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the year ended December 31, 2025, includes $4.4 million of stock-based compensation expenses, $0.2 million of severance charges and $0.6 other non-recurring transactions. Other for the year ended December 31, 2024, includes $1.1 million of cost of revenue from legacy product sales, $2.8 million of stock-based compensation expenses, $0.6 million of other non-recurring or non-cash transactions.

The Company's revenue is derived primarily from U.S. customers. During the years ended December 31, 2025 and 2024, the Company had no revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

15. Employee Benefits

The Company has defined contribution 401(k) plans covering substantially all employees as of December 31, 2025. The plans allow employees to defer up to 100% of their employment income (subject to annual contribution limits imposed by the I.R.S.) after all taxes and applicable benefit deductions. The Company provides employees with 401(k) matching contributions. The Company recognized $0.6 million of expense for 401(k) matching contributions during each of the twelve months ended December 31, 2025 and 2024.

16. Subsequent Events

From January 1, 2026 through the date of this filing, the Company sold 368,326 shares of Common Stock under the at-the-market equity offering program for gross proceeds of $2.5 million, before deducting commission and other expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Certifying Officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

We acquired GuideTech LLC, MKR Fabrication LLC and Warnke Precision Machining LLC in November 2025 (together, the "2025 Acquired Companies"). Management has excluded the 2025 Acquired Companies from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025. The total assets, excluding intangible assets and goodwill, and total revenue of the 2025 Acquired Companies represent approximately 9.1% and 26.5%, respectively, of the related consolidated financial statements amounts as of and for the fiscal year ended December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as permitted due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the 2025 Acquired Companies' operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Information relating to the availability of our code of conduct for executive officers and directors is set forth below. The other information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.

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

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.4	Form of Waiver Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 6, 2021).
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

10.12	Form of Stand-Alone Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2025)
10.13+

Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2025).

10.14+

Employment Agreement, dated June 12, 2023, among Denis Garagic, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.15+

Employment Agreement Amendment, dated March 28, 2024, among Denis Garagic, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.16+

Employment Agreement, dated January 30, 2023, among Stephen Sonne, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023).

10.17+

Employment Agreement Amendment, dated March 28, 2024, among Stephen Sonne, Sarcos Corp. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.18+

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

10.20+

Employment Agreement, dated February 29, 2024, among Kristi Martindale, Sarcos Corp., and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2025).

10.21+

Amendment to Option Agreements, dated April 16, 2024, by and between the Company and Denis Garagic (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2024).

10.22+

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

10.24

Open Market Sale AgreementSM, dated November 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-K filed with the SEC for the quarter ended September 30, 2024).

10.25

Form of Investor Purchase Agreement, dated October 31, 2024 entered into by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.26

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

19†	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024).
21*	List of Subsidiaries.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PaLLADYNE AI CORP.

Date: March 5, 2026	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2026	By:	/s/ Trevor Thatcher
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

Signature	Title	Date

/s/Benjamin G. Wolff	President, Chief Executive Officer and Director	March 5, 2026
Benjamin G. Wolff	(Principal Executive Officer)

/s/ Trevor Thatcher	Chief Financial Officer	March 5, 2026
Trevor Thatcher	(Principal Financial and Accounting Officer)

/s/ Dennis Weibling	Chairman of the Board	March 5, 2026
Dennis Weibling

/s/ Brian D. Finn	Director	March 5, 2026
Brian D. Finn

/s/ Eric T. Olson	Director	March 5, 2026
Eric T. Olson

/s/ Stephen M. Twitty	Director	March 5, 2026
Stephen M. Twitty

/s/ Michael T. Young	Director	March 5, 2026
Michael T. Young