Form 10-Q
period 2026-03-31
Palladyne AI Corp.
filed 2026-05-05
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026 the registrant had 47,244,225 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•
We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology and products, and we may never reach profitability and/or achieve significant or any revenue.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$17,854	$18,219
Marketable securities	25,824	28,836
Accounts receivable	1,593	1,055
Unbilled receivables	2,617	2,455
Inventories	989	339
Prepaid expenses and other current assets	1,472	1,653
Total current assets	50,349	52,557
Property and equipment, net	8,544	8,889
Intangible assets, net	10,075	10,430
Goodwill	14,731	14,731
Operating lease assets	8,419	8,645
Other non-current assets	434	460
Total assets	$92,552	$95,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,060	$1,058
Accrued liabilities	4,273	3,550
Current operating lease liabilities	1,084	1,058
Total current liabilities	6,417	5,666
Warrant liabilities	3,817	2,772
Operating lease liabilities	9,446	9,725
Other non-current liabilities	2,957	2,874
Total liabilities	22,637	21,037
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 47,244,225 and 46,117,164 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	563,311	555,451
Accumulated other comprehensive (loss) income	(1)	11
Accumulated deficit	(493,400)	(480,792)
Total stockholders’ equity	69,915	74,675
Total liabilities and stockholders’ equity	$92,552	$95,712

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$3,538	$1,710
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	2,473	353
Research and development	3,905	2,870
General and administrative	6,877	4,199
Sales and marketing	1,847	1,219
Intangible amortization expense	355	—
Total operating expenses	15,457	8,641
Loss from operations	(11,919)	(6,931)
Interest income, net	325	442
(Loss) gain on warrant liabilities	(1,046)	29,248
Other income, net	32	—
(Loss) income before income tax expense	(12,608)	22,759
Income tax expense	—	—
Net (loss) income	$(12,608)	$22,759
Net (loss) income per share
Basic	$(0.28)	$0.64
Diluted	$(0.28)	$0.55
Weighted-average shares used in computing net (loss) income per share
Basic	45,070,479	35,345,672
Diluted	45,070,479	41,067,950

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(12,608)	$22,759
Other comprehensive loss:
Change in unrealized loss on available-for-sale investments	(12)	(9)
Total other comprehensive loss	(12)	(9)
Comprehensive (loss) income	$(12,620)	$22,750

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	46,117,164	$5	$555,451	$11	$(480,792)	$74,675
Stock-based compensation	—	—	1,239	—	—	1,239
Common stock issued under equity award plans	198,163	—	—	—	—	—
Exercise of stock options	39,640	—	91	—	—	91
Issuance of common stock, net of cost	889,258	—	6,530	—	—	6,530
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(12,608)	(12,608)
Balance at March 31, 2026	47,244,225	$5	$563,311	$(1)	$(493,400)	$69,915

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(12,608)	$22,759
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,239	1,149
Depreciation of property and equipment	358	223
Amortization of intangible assets	355	—
Change in fair value of warrant liabilities	1,046	(29,248)
Change in fair value of contingent consideration	146	—
Amortization of investment discount	(239)	(255)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(538)	(26)
Unbilled receivable	(163)	(592)
Inventories	(650)	(2)
Prepaid expenses and other current assets	181	(342)
Operating lease assets & other non-current assets	251	355
Accounts payable	(83)	(162)
Accrued liabilities and current operating lease liabilities	744	(1,135)
Operating lease liabilities	(278)	(240)
Net cash used in operating activities	(10,239)	(7,516)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(93)
Proceeds from sale of property and equipment	100	—
Purchases of marketable securities	(16,760)	(27,452)
Maturities of marketable securities	20,000	—
Net cash provided by (used in) investing activities	3,313	(27,545)
Cash flows from financing activities:
Proceeds from exercise of stock options	91	—
Payment of obligations under finance leases	(37)	—
Payment of debt obligations	(23)	—
Proceeds from issuance of common stock	6,530	13,983
Payment of transaction costs related to issuance of common stock	—	(50)
Net cash provided by financing activities	6,561	13,933
Net decrease in cash and cash equivalents	(365)	(21,128)
Cash and cash equivalents at beginning of period	18,219	31,188
Cash and cash equivalents at end of period	$17,854	$10,060
Supplemental disclosure of cash flow information:
Cash paid for interest	$60	$—
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$85	$—

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

The Company is a U.S.-based technology company developing and offering embodied artificial intelligence (“AI”) software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles ("UAVs"), advanced UAV engineering services and precision-manufactured components for defense and commercial/industrial markets. The Company’s core AI software offerings, Palladyne IQ and SwarmOS/Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots (“cobots”), UAVs, unmanned ground vehicles (“UGVs”), and remotely operated vehicles (“ROVs”) across multiple domains.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The condensed consolidated financial statements as of March 31, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2026.

Summary of Significant Accounting Policies and Use of Estimates

There have been no changes to the Company’s significant accounting policies and use of estimates and assumptions described in the annual consolidated financial statements for the year ended December 31, 2025 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $43.7 million as of March 31, 2026, compared to $47.1 million as of December 31, 2025. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of March 31, 2026, the Company had an accumulated deficit of approximately $493.4 million and working capital of $43.9 million.

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

Revenue from Contracts with Customers

The Company derives its revenue from multiple sources, including the sale of software and hardware products, product development contracts, and engineering and design services. Product revenue consists of the sale of the Company’s proprietary AI software products based on our AI Foundational Technology. Product revenue also includes the sale of current and legacy hardware products, including the BRAIN family of guidance and navigation computer chips, and the sale of precision machined and fabricated components, subassemblies and structures and integrated assembly services for both Defense and Commercial customers in a variety of industries. Product development contract revenue consists of product development contracts with customers that support our software and hardware products under development. The Company also derives revenue from contracted engineering design services to aerospace customers focused on developing high-performance unmanned systems.

Product Revenue

Software product revenue consists of the sale of the Company's commercially available software products. The Company is in the early stages of its sales activities for its software products and has no software product revenue to date. Software product revenue will be recorded based on the nature and type of software license agreements.

Hardware product revenue consists of the sale of the Company's commercially available hardware products, and certain miscellaneous parts. Additionally, through its precision U.S. manufacturing capabilities, the Company sells precision machined and fabricated components, subassemblies and structures and integrated assembly services to both Defense and Commercial customers, which sales are included in hardware product revenue. The Company provides a limited one-year warranty on some of its products. Product warranties are considered assurance-type warranties and are not considered to be separate performance obligations. Product revenue is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer. At the time product revenue is recognized, an accrual is established for estimated warranty expenses based on historical experience as well as anticipated product performance.

Contract Revenue

Cost-type contracts – Research, development and/or testing service contracts, including cost-plus-fixed-fee and time and material contracts, relate primarily to the development of the Company's AI/ML software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation ("FAR"). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

Fixed-price contracts – Fixed-price development contracts relate primarily to the development of technology in the area of robotic platforms. Fixed-price development contracts generally require a significant service of integrating a complex set of tasks and components into a single deliverable. Revenue on fixed-price contracts is generally recognized over time as goods and services are provided. To the extent the Company's actual costs vary from the fixed fee, it will generate more or less profit or could incur a loss. The Company will recognize losses at the contract level in earnings in the period in which they are incurred.

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

Revenue recognized for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Product Revenue	$1,691	$—
Product Development Contract Revenue	67	1,710
Engineering Services Revenue	1,780	—
Revenue, net	$3,538	$1,710

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of March 31, 2026 and December 31, 2025, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2025	$1,055	$2,455	$36	$319
(Decrease)/increase, net	538	162	1	272
Ending Balance as of March 31, 2026	$1,593	$2,617	$37	$591

The Company recorded its current contract assets and current deferred revenue within prepaid expenses and other current assets and accrued liabilities, respectively. During the three months ended March 31, 2026, the Company recognized $0.1 million of the deferred revenue which existed at December 31, 2025. During the three months ended March 31, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024.

Remaining Performance Obligations

As of March 31, 2026, the Company had backlog, or revenue related to remaining performance obligations, of $17.3 million. The Company expects most of this backlog to be recognized over the next 12 months. The Company’s backlog represents the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$25,824	$—	$—	$25,824
Total assets	$25,824	$—	$—	$25,824

Liabilities:
Warrant liabilities	$1,087	$386	$2,344	$3,817
Other non-current liabilities:
Contingent consideration	—	—	1,529	1,529
Total liabilities	$1,087	$386	$3,873	$5,346

	As of December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	28,836	—	—	28,836
Total assets	$28,836	$—	$—	$28,836

Liabilities:
Warrant liabilities	$928	$330	$1,514	$2,772
Other non-current liabilities:
Contingent consideration	—	—	1,382	1,382
Total liabilities	$928	$330	$2,896	$4,154

As of March 31, 2026, the Company held $25.8 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled. The contingent consideration relates to the acquisition of GuideTech during 2025, as discussed in Note 4, Acquisitions. The contingent consideration was initially valued as of November 14, 2025, the acquisition date, and will be remeasured at fair value at each reporting date, or more frequently, if events or changes in circumstances indicate that a remeasurement is warranted. The valuation of the contingent consideration requires the use of a valuation model and assumptions such as projected cash flows and discount rates.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)	Warrants	Contingent Consideration
Balance at December 31, 2025	$1,514	$1,382
Change in fair value	830	147
Balance at March 31, 2026	$2,344	$1,529

3. Balance Sheet Components

Inventories, Net

As of March 31, 2026 and December 31, 2025, inventories, net consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Work-in-process	$950	$311
Finished goods, net	39	28
Total inventories	$989	$339

Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, property and equipment, net consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Robotics and manufacturing equipment	$3,060	$2,857
Financed lease robotics and manufacturing equipment	996	996
Leasehold improvements	4,143	4,125
Land and building	1,832	1,832
Computer equipment	1,284	1,196
Furniture and fixtures, and other fixed assets	1,020	1,001
Construction in progress	278	682
Property and equipment, gross	12,613	12,689
Accumulated depreciation	(4,069)	(3,800)
Property and equipment, net	$8,544	$8,889

Depreciation expenses were $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued Liabilities

As of March 31, 2026 and December 31, 2025, accrued liabilities consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Payroll and related costs	$2,166	$1,699
Legal services accrual	347	173
Deferred revenue	591	319
Other contract liabilities	496	496
Other accrued expenses and current liabilities	673	863
Total accrued liabilities	$4,273	$3,550

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Contingent consideration	$1,529	$1,382
Equipment financing liabilities	1,428	1,492
Total other non-current liabilities	$2,957	$2,874

4. Acquisitions

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

The 2025 Acquisitions have been accounted for as business combinations and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill or identified intangible assets. As of March 31, 2026, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

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

The results of operations of the 2025 Acquisitions have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Pro forma revenue and results of operations have not been presented because the historical results of the 2025 Acquisitions are not material to the Company’s condensed consolidated financial statements.

5. Intangible Assets

Goodwill

There was no impairment of goodwill or other changes in the carrying amount of goodwill from December 31, 2025 to March 31, 2026.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	March 31, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In years)
Customer relationships	$5,148	$213	$4,935	8.5
Developed technology	2,600	124	2,476	6.7
Tradename	1,500	50	1,450	9.7
Non-compete	1,300	86	1,214	4.7
Total	$10,548	$473	$10,075

The Company recorded $0.4 million of amortization expense during the three months ended March 31, 2026, which was recorded as intangible amortization expense in the consolidated statement of operations. The Company had no intangible amortization expense during the three months ended March 31, 2025.

As of March 31, 2026, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2026	$1,066
2027	1,421
2028	1,421
2029	1,421
2030	1,379
2031 and thereafter	3,367
Total	$10,075

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of March 31, 2026, there remained 2,343,750 Earn-Out Shares potentially issuable.

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of March 31, 2026, there were 20,549,453 DeSPAC Warrants outstanding.

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

The Company recognized losses of $0.2 million and gains of $10.0 million related to the change in fair value of the deSPAC Warrants during the three months ended March 31, 2026 and 2025, respectively.

8. 2024 Warrants

On November 1, 2024, the Company closed a registered direct offering for an aggregate of 2,790,700 shares of its common stock at a purchase price of $2.15 per share. In a concurrent private placement, the Company agreed to issue to the same investor warrants to purchase up to 2,790,700 shares of common stock (the "2024 Private Placement Warrants"). The 2024 Private Placement Warrants had an exercise price of $2.30 per share and were exercised in full May 2025, as discussed below.

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

On May 9, 2025, all 2,790,700 of the 2024 Private Placement Warrants were exercised. As of March 31, 2026, all 430,105 of the 2024 Concurrent Private Placement Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized losses of $0.8 million and gains of $19.2 million related to the change in fair value of the 2024 Warrants during the three months ended March 31, 2026 and 2025, respectively, which are recorded as a (loss) gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

	March 31, 2026	March 31, 2025
Stock price	$6.07	$5.88
Term (in years)	4.1	5.1
Expected volatility	129.6%	102.7%
Risk-free rate	3.9%	3.9%
Dividend yield	0.0%	0.0%

9. Stock-based Compensation

2021 Stock Plan

The Company's 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 5.0 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of March 31, 2026, 1.4 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, 107,437 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of March 31, 2026, 469,087 shares were available for sale under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2025	1,200,568	$2.32	6.5	$2,619
Exercised	(39,640)	2.29
Outstanding – March 31, 2026	1,160,928	$2.32	6.4	$4,463
Exercisable – December 31, 2025	845,217	$2.12	6.0	$1,888
Exercisable – March 31, 2026	852,364	$2.13	6.1	$3,380

Restricted Stock Units Activity

The following summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,577,394	$4.34
Granted	653,847	7.55
Vested	(198,163)	4.76
Forfeited	(37,577)	6.78
Outstanding – March 31, 2026	1,995,501	$5.31

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the three months ended March 31, 2026:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,500,000	$2.23
Outstanding – March 31, 2025	1,500,000	$2.23

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue	$1	$10
Research and development	89	79
Sales and marketing	188	179
General and administrative	961	881
Total stock-based compensation expense	$1,239	$1,149

As of March 31, 2026, there was approximately $12.1 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

10. Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share attributable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Numerator:
Net (loss) income	$(12,608)	$22,759
Denominator:
Weighted average shares outstanding, basic	45,070,479	35,345,672
Dilutive effect of potential common shares	—	5,722,278
Weighted average shares outstanding, diluted	45,070,479	41,067,950
Basic net (loss) income per share	$(0.28)	$0.64
Diluted net (loss) income per share	$(0.28)	$0.55
Anti-dilutive securities, excluded	10,881,573	8,227,228

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net (loss) income per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended March 31, 2026 none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

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

The Company had no significant income tax expense for the three months ended March 31, 2026 and 2025. The provision for income taxes for the three months ended March 31, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the periods with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of March 31, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

13. Segment Information

The Company has determined that it has a single operating segment. The Company derives revenues from engineering and research and development service contracts, product sales, including our AI/ML software products, and precision machining and fabrication services. The accounting policies of the segment are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

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

The following table presents selected financial information with respect to the Company's significant segment expenses:

	Three Months Ended March 31,
(In thousands)	2026	2025
Segment Revenue	$3,538	$1,710
Total Revenue	3,538	1,710
Less:
Cost of revenue	2,472	343
Research and development	3,816	2,791
General and administrative	5,847	3,318
Sales and marketing	1,659	1,040
Intangible amortization expense	355	—
Other (1)	1,308	1,149
Interest income, net	(325)	(442)
(Gain) loss on warrant liabilities	1,046	(29,248)
Other income, net	(32)	—
Net (loss) income	$(12,608)	$22,759

(1)
Other for the three months ended March 31, 2026 includes $1.2 million of stock compensation expenses and $0.1 million of severance charges. Other for the three months ended March 31, 2025 includes $1.1 million of stock compensation expenses.

During the three months ended March 31, 2026 and 2025, the Company had no revenue earned from customers located outside the United States.

All long-lived assets are maintained in the United States. All losses are attributable to operations within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, the “Company,” “Palladyne AI Corp.,” “Palladyne,” “we,” “us,” and “our” refers to Palladyne AI Corp., and its subsidiaries, collectively. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report (this “Report”) as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this Report. As discussed in the Special Note Regarding Forward-Looking Statements below, in addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II Item 1A Risk Factors and elsewhere in this Report.

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
•
our ability to implement contingency plans to further limit operations and reduce costs and/or seek additional financing should revenue not materialize in time or sufficient amount to support our operations;
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

Overview

We are a U.S.-based technology company developing and offering embodied artificial intelligence ("AI") software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles ("UAVs"), advanced UAV engineering services and precision-manufactured components for defense and commercial/industrial markets. Our core AI software offerings, Palladyne IQ, SwarmOS and Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications and our proprietary UAVs. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots ("cobots"), UAVs, unmanned ground vehicles ("UGVs"), and remotely operated vehicles ("ROVs") across multiple domains.

We have modeled our embodied AI architecture after nature to enable machines to filter out irrelevant data, interpret relevant data, quickly make decisions in real time and act in the real world, all at the edge and without centralized decision-making. We refer to this architectural class as Decentralized Embodied Collaborative Autonomy ("DECA"). DECA describes biologically inspired autonomy in which physically embodied agents perceive, decide and act locally while collaborating through decentralized interaction rather than centralized control. AI is the enabling mechanism, but autonomy and execution occur entirely at the edge. Intelligence that must act in the physical world operates under fundamentally different constraints. Machines that move, coordinate and make decisions in real time cannot rely solely on centralized reasoning, constant connectivity or energy intensive computation. They must operate locally, respond in milliseconds, collaborate with other machines and do so within tight limits on power, size and cost. Our AI technology is being built to act, not only think. It is edge-native and decentralized by necessity. It is designed for systems in which each machine operates autonomously while collaborating locally with others, without reliance on continuous centralized control or excessive compute. We have already implemented early versions of a DECA architecture through our Palladyne IQ and SwarmOS platforms, proving the approach in real systems today while remaining at the early edge of a much larger and inevitable opportunity: becoming the intelligence layer for autonomous machines operating beyond the reach of the cloud.

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

Revenue

We derive revenue from multiple sources, including the sale of both software and hardware products, product development contracts with the Department of War, and engineering services. We accordingly classify our revenue into three primary streams: product revenue, product development contract revenue and engineering services revenue, with product revenue further disaggregated into software and hardware categories. Software product revenue is comprised of the sale of our proprietary AI software products based on our AI Foundational Technology (i.e., Palladyne IQ, SwarmOS and Palladyne Pilot). Hardware product revenue consists of the sale of our hardware products, including our advanced avionics compute hardware (BRAIN) and our UAV products under development (i.e., Gremlin-X and SwarmStrike). We also classify as hardware product revenue sales of our precision machined and fabricated components and structures. Product development contract revenue consists of contracts with customers that support our software and hardware products under development. Engineering services revenue are derived from aerospace and defense customers focused on developing high-performance unmanned systems.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our AI/ML Software, Avionics and UAV Products

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

We have taken and continue to take numerous steps to manage our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. Beginning in the fourth quarter of 2024 and through March 31, 2026 we raised approximately $75.6 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

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

Strategic Acquisitions

On November 14, 2025, we acquired GuideTech, LLC an engineering company, MKR Fabrication, LLC (also known as MKR Fabricators), a fabrication company, and Warnke Precision Machining, LLC (also known as Warnke Precision Machining), a precision machining company. Our results presented and discussed below include the operating activity for these acquired companies from the acquisition date through March 31, 2026. Our results for periods prior to the acquisition date do not include the financial information of these acquired companies.

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycle for Palladyne SwarmOS/Pilot is unknown. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. Further, we have U.S. government revenue-generating contracts related to various aspects of our AI/ML Foundational Technology and our Palladyne IQ and Palladyne SwarmOS/Pilot products and we have been affected by government shutdowns. For example, during the U.S. government shutdown in the fourth quarter of 2025, we experienced delays in our interactions with certain government agencies that affected our collection efforts, our ability to consummate new government contracts and our ability to maintain or renew government contracts in a timely manner. The duration of government shutdowns could have a compounding effect, and the longer they continue or the more frequently they occur, the more significant the potential adverse impact may be on our anticipated revenues. For additional information around the risks associated with our government contracts, see Part II Item 1A Risk Factors "A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks." If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

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

Geopolitical and Macro-economic Environment

Geopolitical and macro-economic factors, such as inflation, changes in United States trade policy, including tariffs, interest rates, oil prices, unemployment rates, international conflicts, such as the current wars between Russia and Ukraine and between the United States and Iran, other conflicts in the middle east, volatility in the stock market and political or social unrest, can have significant impacts on economic activity, which in turn could affect demand for our products or our ability to cost-effectively develop and sell our products. Among other things, these and similar factors can affect our ability to hire or retain qualified personnel, our labor and materials costs, the prices we charge for our products and services and the budgets of our customers and their expected return-on-investment from the purchase of our products and services. Many of these factors are outside of our control but can have a significant impact on our business success and operating results. If we are unable to manage our business successfully in response to any such factors, our business and results of operations would be adversely affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025.

Revenue, Net

The following table presents our revenue for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Product Revenue	$1,691	$—	$1,691	*NM
Product Development Contract Revenue	67	1,710	(1,643)	(96)%
Engineering Services Revenue	1,780	—	1,780	*NM
Revenue, net	$3,538	$1,710	$1,828	107%

*NM - Not Meaningful

Revenue increased by $1.8 million, or 107%, from $1.7 million for the three months ended March 31, 2025, to $3.5 million for the three months ended March 31, 2026, as explained below.

Product Revenue

Product revenue was $1.7 million for the three months ended March 31, 2026. All of our product revenue during the three months ended March 31, 2026, was from the sale of precision machined parts and components by our Palladyne Manufacturing business, comprised of Warnke Precision Machining and MKR Fabricators, both of which were acquired in November 2025.

Product Development Contract Revenue

Product development contract revenue decreased by $1.6 million, or 96%, from $1.7 million for the three months ended March 31, 2025, to $0.1 million for the three months ended March 31, 2026. The decrease was primarily due to a decrease in remaining available funding on outstanding contracts during the current year compared to the prior year period. We expect future revenue from contracts to fluctuate due to the timing of new contracts signed, contract options being exercised, and the completion of existing contracts. We intend to take on only those product development contracts that we believe support and contribute to our product development efforts. As a result, there may be fewer opportunities to replace completed product development contracts in the future.

Engineering Services Revenue

Engineering services revenue was $1.8 million for the three months ended March 31, 2026. All of our engineering services revenue was from GuideTech which was acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Operating expenses:
Cost of revenue	$2,473	$353	$2,120	601%
Research and development	3,905	2,870	1,035	36%
General and administrative	6,877	4,199	2,678	64%
Sales and marketing	1,847	1,219	628	52%
Intangible amortization expense	355	—	355	*NM
Total operating expenses	$15,457	$8,641	$6,816	79%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $2.1 million, or 601%, from $0.4 million for the three months ended March 31, 2025, to $2.5 million for the three months ended March 31, 2026. Cost of revenue increased primarily due to manufacturing costs from revenue generated by our fabrication and machining businesses acquired in November 2025, as well as increased labor and material expenses charged to service contracts during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Research and Development

Research and development expenses increased by $1.0 million, or 36% from $2.9 million for the three months ended March 31, 2025, to $3.9 million for the three months ended March 31, 2026. Research and development costs during the three months ended March 31, 2026 increased due primarily to labor and labor related expenses associated with product design, testing, debugging, stabilization and enhancements of our software and UAV products in development.

General and Administrative

General and administrative expense increased by $2.7 million, or 64%, from $4.2 million for the three months ended March 31, 2025, to $6.9 million for the three months ended March 31, 2026. General and administrative expense increased primarily due to legal, and other administrative expenses related to increased levels of activity driven by the acquisitions completed in November 2025.

Sales and Marketing

Sales and marketing expense increased by $0.6 million, or 52%, from $1.2 million for the three months ended March 31, 2025, to $1.8 million for the three months ended March 31, 2026. This increase was driven by increased marketing program costs for our products and services as we continue our initial sales development and outreach activities.

Intangible Amortization Expense

Intangible amortization expenses increased to $0.4 million for the three months ended March 31, 2026. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired as part of the acquisitions completed in November 2025.

Other (Loss) Income

The following table presents other income for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Other (loss) income
Interest income, net	$325	$442	$(117)	(26)%
(Loss) gain on warrant liabilities	(1,046)	29,248	(30,294)	(104)%
Other income, net	32	—	32	*NM
Total other (loss) income	$(689)	$29,690	$(30,379)	(102)%

*NM - Not Meaningful

Other loss increased by $30.4 million from a gain of $29.7 million for the three months ended March 31, 2025, to a loss of $0.7 million for the three months ended March 31, 2026. Other loss increased almost entirely as a result of changes in the fair value of our outstanding warrants. Additionally, interest income from our investments in marketable securities decreased primarily due to a decrease in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes for the three months ended March 31, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of March 31, 2026, was $17.3 million, $17.0 million of which was funded and $0.3 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $23.4 million as of March 31, 2026.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $43.7 million as of March 31, 2026, compared to $47.1 million as of December 31, 2025. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of March 31, 2026, we had an accumulated deficit of approximately $493.4 million and working capital of $43.9 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program under which Jefferies is acting as our sales agent and on November 13, 2024, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to $18.0 million of shares of our Common Stock pursuant to the Sales Agreement. As of December 31, 2024, we sold all of the shares offered pursuant to this prospectus supplement. On December 31, 2024 we filed a prospectus supplement in connection with offering for sale an additional $30.0 million of shares pursuant to the Sales Agreement. During the six months ended June 30, 2025, we sold all of the shares offered pursuant to this prospectus supplement. On August 6, 2025 we filed a prospectus supplement in connection with offering for sale an additional $50.0 million of shares pursuant to the Sales Agreement (the “August 2025 Prospectus Supplement”). As of December 31, 2025, we sold a total of 1,307,852 shares offered pursuant to the August 2025 Prospectus Supplement for gross sales proceeds of approximately $7.5 million. During the three months ended March 31, 2026, we sold a total of 889,258 shares offered pursuant to the August 2025 Prospectus Supplement for gross sales proceeds of approximately $6.7 million, before deducting commission and other expenses.

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

We have taken many steps to reduce our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. We plan to use our existing capital to further commercialize and conduct sales and marketing efforts for our commercially available products and services, as well as continue product testing, debugging and stabilization efforts, conduct product development efforts for initial and updated versions of our products, and to fund purchases for our work-in-process inventory and long lead time components.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by :
Net cash used in operating activities	$(10,239)	$(7,516)	$(2,723)	36%
Net cash provided by (used in) investing activities	3,313	(27,545)	30,858	(112)%
Net cash provided by financing activities	6,561	13,933	(7,372)	(53)%
Net decrease in cash and cash equivalents	$(365)	$(21,128)	$20,763	(98)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2026 increased by $2.7 million to $10.2 million from $7.5 million during the same period in 2025. The increase to net cash used in operating activities was primarily attributable to changes in net (loss) income, adjusted for non-cash items.

Net Cash Provided (Used In) by Investing Activities

Our net cash provided by investing activities during the three months ended March 31, 2026 increased by $30.9 million as compared to the same period in 2025. The increase in cash provided by investing activities is almost entirely due to $3.2 million of maturities, net of purchases, of marketable securities during the three months ended March 31, 2026, as compared to $27.5 million of purchases of marketable securities during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Our net cash provided by financing activities during the three months ended March 31, 2026 decreased by $7.4 million as compared to the prior year period. This decrease was primarily attributable to $6.5 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock during the three months ended March 31, 2026, as compared to $13.9 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock during the three months ended March 31, 2025.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies or estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $11.9 million for the three months ended March 31, 2026, and a loss from operations of $32.4 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $493.4 million and working capital of $43.9 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Even if we are able to successfully attract customers for commercial sales, we may not become profitable. Our potential profitability is dependent upon the successful commercialization and adoption on a large scale of our technology, products and services and our ability to lower costs, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

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

We had negative cash flow from operating activities of $27.6 million and $22.6 million for the years ended December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $10.2 million for the three months ended March 31, 2026. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth, capital expenditures or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

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

In addition, macro-economic conditions, such as changes in United States trade policy, including tariffs, inflation and high interest rates and geopolitical events, such as the current wars between Russia and Ukraine and between the United States and Iran, have contributed to price increases and otherwise affected financial and business markets and activities, and may continue to do so. If we are unable to develop and commercialize our products in a cost efficient manner, our financial results, financial condition and prospects would be materially and adversely affected.

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

Our AI/ML Foundational Technology and other technologies and products are new technologies. As of the date of this Report, we have revenue generating contracts with commercial and U.S. government customers relating to our UAV engineering services, advanced avionics computers and precision manufacturing and we also have revenue generating contracts with U.S. government customers relating to various aspects of our AI/ML Foundational Technology and related products. However, while we continue to engage with numerous other potential customers, we currently have only secured one paying customer for our AI/ML Foundational Technology related products. Our products contain advanced software and control technologies that we have developed over many years. The design of our products is significantly influenced by feedback from potential customers and reflects the needs they express. Even if we are able to successfully incorporate that feedback into our products, customers who initially expressed an interest in our products during the design or testing phase may not purchase our products. If we cannot commercialize our technologies and products generally on our expected schedule, if our products do not offer our potential customers the features, functionality and return on investment that they expect, if potential customers are unwilling or hesitant to adopt new technologies and products such as ours and/or if potential customers are not willing to pay for our products and services at the rates that we currently expect, our ability to generate material revenues will be materially impaired.

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

If we are unable to successfully introduce and implement enhancements, new features or modifications to our technologies and products, our business will be harmed.

If we are unable to successfully introduce and implement new products, applications, enhancements or features, or fail to develop new products or applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects will be adversely affected. The success of enhancements and new products and applications depends on several factors, including timely completion, introduction and market acceptance.

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

Our AI/ML Foundational Technology and related products have not been extensively commercially used by customers. Our products may not perform consistent with customers' expectations or consistent with other products that may be or may become available. Any failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, license cancellation, harm to our brand, delays in availability, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

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

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing our AI/ML Foundational Technology, other technologies and products, and we may never reach profitability and/or achieve significant or any revenue.

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

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product and our BRAIN products, including IntelliSwarm. Our Gremlin-X and SwarmStrike products are hardware products under development. As of March 31, 2026, most of our key suppliers are based in the United States. We have experienced, and may continue to experience, supply chain disruptions, including longer lead times and increased pricing for high-powered processing chips and related components, driven largely by macroeconomic shifts and the accelerating global investment in AI infrastructure, which could adversely affect our ability to meet production schedules. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Our facilities or operations, or any potential third-party suppliers, partners, or service providers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, macro-economic conditions and other calamities and force majeure events. This may also include supply chain disruptions, inflation and high interest rates as a result of changes in U.S. trade policy, including tariffs and geopolitical events such as the current wars between Russia and Ukraine and between the United States and Iran. The effects of the foregoing are unknown and may have the effect of diminishing customer willingness to enter into transactions with us.

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

As a publicly-traded company, we are incurring legal, accounting and other expenses that we previously did not have as a private company, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. These increased costs have increased our net loss. For example, it has been more expensive for us to obtain appropriate director and officer liability insurance coverage than we incurred as a private company. We cannot accurately predict or estimate the amount or timing of all the additional costs we may incur. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

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

As a government contractor and subcontractor, we are subject to the Department of War's ("DoW") cybersecurity requirements, including compliance with the Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 third-party certification on April 10, 2025. Depending on the awarding DoW agency and contract terms, we, and our subcontractors or other third parties on whom we rely, may be required to have CMMC certification to be eligible for award. Likewise, if we, or our subcontractors or other third parties on whom we rely, are unable to maintain the required CMMC certification during contract performance, the government may terminate, or not exercise options to renew, our contract. We are also be required to affirm our CMMC status annually, and obtain recertification of our CMMC status periodically, which may increase our costs of compliance and may cause operational delays to remediate any newly discovered risks. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the quarter ended March 31, 2026, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

In connection with our initial public offering and a concurrent private placement, we issued units with each unit including one sixth of a share of Class A Common Stock and one half of one warrant (the "deSPAC Public Warrants") and certain warrants (the "deSPAC Private Placement Warrants," and together with the deSPAC Public Warrants, the "deSPAC Warrants"). The exercise price of our deSPAC Warrants is higher than is typical with many companies that have merged with similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our deSPAC Warrants is $11.50 per warrant. Upon exercise of the deSPAC Warrants the number of shares of Common Stock issuable shall be adjusted 1-for-6, the same ratio as the reverse stock split that was effective as of July 5, 2023, such that each warrant will be exercisable for 1/6 of a share of our Common Stock for a purchase price of $11.50 per warrant. The deSPAC warrants will expire at 5:00 pm New York City time on September 24, 2026. There is no guarantee that the deSPAC Warrants will ever be in the money prior to their expiration, and as such, the deSPAC Warrants may expire worthless.

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

As of March 31, 2026, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of March 31, 2026, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

None.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1+*	Employment Offer Letter, dated February 16, 2026, between Matthew Shigenobu Muta and Palladyne Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PALLADYNE AI CORP.

Date: May 5, 2026	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)