Form 10-Q
period 2026-06-30
Palladyne AI Corp.
filed 2026-08-06
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026 the registrant had 49,338,510 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
Our AI/ML Foundational Technology and other technologies and products are new and customer trials and discussions may not result in purchases.
•
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
•
Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions in our technologies, products and services, failure of our products to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.
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
•
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to design and commercialize our technologies and products, offer our services, operate our business and compete could be harmed.
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
•
If our manufacturing or engineering processes and services do not comply with applicable regulatory requirements, or if we manufacture or design products containing defects, demand for our services may decline and we may be subject to product or other liability claims.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$33,774	$18,219
Marketable securities	9,972	28,836
Accounts receivable	2,311	1,055
Unbilled receivables	3,332	2,455
Inventories	940	339
Prepaid expenses and other current assets	1,707	1,653
Total current assets	52,036	52,557
Property and equipment, net	9,022	8,889
Intangible assets, net	9,719	10,430
Goodwill	14,731	14,731
Operating lease assets	8,476	8,645
Other non-current assets	409	460
Total assets	$94,393	$95,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,197	$1,058
Accrued liabilities	5,867	3,550
Current operating lease liabilities	1,196	1,058
Total current liabilities	8,260	5,666
Warrant liabilities	3,004	2,772
Operating lease liabilities	9,361	9,725
Other non-current liabilities	2,925	2,874
Total liabilities	23,550	21,037
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 49,143,403 and 46,117,164 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	576,564	555,451
Accumulated other comprehensive income	—	11
Accumulated deficit	(505,726)	(480,792)
Total stockholders’ equity	70,843	74,675
Total liabilities and stockholders’ equity	$94,393	$95,712

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$5,783	$1,015	$9,321	$2,725
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	4,102	474	6,575	827
Research and development	4,326	3,125	8,231	5,995
General and administrative	8,143	4,179	15,020	8,378
Sales and marketing	2,269	1,331	4,116	2,550
Intangible amortization expense	356	—	711	—
Total operating expenses	19,196	9,109	34,653	17,750
Loss from operations	(13,413)	(8,094)	(25,332)	(15,025)
Interest income, net	262	505	587	946
Gain (loss) on warrant liabilities	814	102	(232)	29,351
Other income, net	11	—	43	—
(Loss) income before income tax expense	(12,326)	(7,487)	(24,934)	15,272
Income tax expense	—	—	—	—
Net (loss) income	$(12,326)	$(7,487)	$(24,934)	$15,272
Net (loss) income per share
Basic	$(0.27)	$(0.20)	$(0.55)	$0.42
Diluted	$(0.27)	$(0.20)	$(0.55)	$0.39
Weighted-average shares used in computing net (loss) income per share
Basic	45,986,936	37,746,302	45,531,239	36,231,623
Diluted	45,986,936	37,746,302	45,531,239	39,567,022

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(12,326)	$(7,487)	$(24,934)	$15,272
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale investments	1	(3)	(11)	(12)
Total other comprehensive (loss) income	1	(3)	(11)	(12)
Comprehensive (loss) income	$(12,325)	$(7,490)	$(24,945)	$15,260

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299
Stock-based compensation	—	—	1,141	—	—	1,141
Common stock issued under equity award plans	88,123	—	—	—	—	—
Exercise of stock options	44,056	—	54	—	—	54
Issuance of common stock under ESPP	15,097	—	76	—	—	76
Issuance of common stock, net of cost	1,720,422	—	14,450	—	—	14,450
Exercise of warrants	2,790,700	—	17,302	—	—	17,302
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	40,370,914	$4	$529,393	$(6)	$(475,559)	$53,832

	Common Stock		Additional	Accumulated Other		Total
	Class A		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	46,117,164	$5	$555,451	$11	$(480,792)	$74,675
Stock-based compensation	—	—	1,239	—	—	1,239
Common stock issued under equity award plans	198,163	—	—	—	—	—
Exercise of stock options	39,640	—	91	—	—	91
Issuance of common stock, net of cost	889,258	—	6,530	—	—	6,530
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(12,608)	(12,608)
Balance at March 31, 2026	47,244,225	$5	$563,311	$(1)	$(493,400)	$69,915
Stock-based compensation	—	—	2,319	—	—	2,319
Common stock issued under equity award plans	192,839	—	—	—	—	—
Exercise of stock options	45,578	—	72	—	—	72
Issuance of common stock under ESPP	18,683	—	85	—	—	85
Issuance of common stock, net of cost	1,642,078	—	10,777	—	—	10,777
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(12,326)	(12,326)
Balance at June 30, 2026	49,143,403	$5	$576,564	$—	$(505,726)	$70,843

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(24,934)	$15,272
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	3,558	2,290
Depreciation of property and equipment	761	437
Amortization of intangible assets	711	—
Change in fair value of warrant liabilities	232	(29,351)
Change in fair value of contingent consideration	170	—
Loss on disposal of assets	27	—
Amortization of investment discount	(446)	(647)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,256)	(103)
Unbilled receivable	(878)	(318)
Inventories	(600)	(5)
Prepaid expenses and other current assets	(54)	(26)
Operating lease assets & other non-current assets	513	684
Accounts payable	7	(120)
Accrued liabilities and current operating lease liabilities	2,361	(469)
Operating lease liabilities	(573)	(486)
Net cash used in operating activities	(20,401)	(12,842)
Cash flows from investing activities:
Purchases of property and equipment	(889)	(93)
Proceeds from sale of property and equipment	100	—
Purchases of marketable securities	(21,701)	(47,036)
Maturities of marketable securities	41,000	14,000
Net cash provided by (used in) investing activities	18,510	(33,129)
Cash flows from financing activities:
Proceeds from exercise of stock options	163	54
Proceeds from issuance of common stock under ESPP	85	76
Proceeds from the exercise of warrants	—	6,419
Payment of obligations under finance leases	(74)	—
Payment of equipment financing liabilities	(35)	—
Proceeds from issuance of common stock	17,842	29,311
Payment of offering costs related to issuance of common stock	(535)	(879)
Payment of transaction costs related to issuance of common stock	—	(50)
Net cash provided by financing activities	17,446	34,931
Net increase (decrease) in cash and cash equivalents	15,555	(11,040)
Cash and cash equivalents at beginning of period	18,219	31,188
Cash and cash equivalents at end of period	$33,774	$20,148
Supplemental disclosure of cash flow information:
Cash paid for interest	$111	$—
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable at period-end	$131	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$293	$—

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

The Company is a U.S.-based technology company developing and offering embodied artificial intelligence (“AI”) software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles ("UAVs"), advanced UAV engineering services and precision-manufactured components for aerospace, defense and commercial/industrial markets. The Company’s core AI software offerings, Palladyne IQ and SwarmOS/Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots (“cobots”), UAVs, unmanned ground vehicles (“UGVs”), and remotely operated vehicles (“ROVs”) across multiple domains.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The condensed consolidated financial statements as of June 30, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $43.7 million as of June 30, 2026, compared to $47.1 million as of December 31, 2025. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of June 30, 2026, the Company had an accumulated deficit of approximately $505.7 million and working capital of $43.8 million.

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

(2)
Identify the performance obligations in the contract: The Company enters into contracts that can include combinations of products and services, which are either capable of being distinct and accounted for as separate performance obligations or as one performance obligation if the majority of tasks and services form a single project or capability. Determining whether products or services are considered distinct performance obligations that should be accounted for separately requires judgment.

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

(4)
Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount the Company would sell the good(s) or service(s) to a customer on a standalone basis. For some government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because the Company's contract pricing with government customers is generally based on expected cost plus a margin, the standalone selling price of the good(s) or service(s) in the Company's contracts with government customers are typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

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

Revenue from Contracts with Customers

The Company derives its revenue from multiple sources, including the sale of software and hardware products, product development contracts, manufacturing operations, and engineering and design services. Product revenue includes the sale of the Company’s proprietary AI software products based on our AI Foundational Technology. Product revenue also includes the sale of current and legacy hardware products, including the BRAIN family of guidance and navigation computer chips, and the sale of precision machined and fabricated components, subassemblies and structures and integrated assembly services for both defense and commercial customers in a variety of industries. Product development contract revenue consists of product development contracts with customers that support our software and hardware products under development. The Company also derives revenue from contracted engineering design services to aerospace customers focused on developing high-performance unmanned systems.

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

Contract Revenue

Cost-type contracts – Contracts to develop, design and modify our technology and related products, including cost-plus-fixed fee and time and material contracts, relate primarily to the Company's AI/ML software and related technology. Cost-type contracts are generally entered into with the U.S. government. These contracts are billed at cost plus a margin as defined by the contract and the Federal Acquisition Regulation ("FAR"). The FAR establishes regulations around procurement by the government and provides guidance on the types of costs that are allowable in establishing prices for goods and services delivered under government contracts. Revenue on cost-type contracts is recognized over time as goods and services are provided.

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

Revenue recognized for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Product Revenue	$2,691	$3	$4,382	$3
Product Development Contract Revenue	1,179	1,012	1,246	2,722
Engineering Services Revenue	1,913	—	3,693	—
Revenue, net	$5,783	$1,015	$9,321	$2,725

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of June 30, 2026 and December 31, 2025, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2025	$1,055	$2,455	$36	$319
Increase, net	1,256	877	4	896
Ending Balance as of June 30, 2026	$2,311	$3,332	$40	$1,215

The Company recorded its current contract assets and current deferred revenue within prepaid expenses and other current assets and accrued liabilities, respectively. During the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively, of the deferred revenue which existed at December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024.

Remaining Performance Obligations

As of June 30, 2026, the Company had backlog of $24.6 million. The Company expects most of this backlog to be recognized over the next 12 to 18 months. The Company’s backlog, or revenue related to remaining performance obligations, represents the total value of committed customer contracts and purchase orders, both funded and unfunded, less revenue recognized to date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$9,972	$—	$—	$9,972
Total assets	$9,972	$—	$—	$9,972

Liabilities:
Warrant liabilities	$487	$173	$2,344	$3,004
Other non-current liabilities:
Contingent consideration	—	—	1,553	1,553
Total liabilities	$487	$173	$3,897	$4,557

	As of December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$28,836	$—	$—	$28,836
Total assets	$28,836	$—	$—	$28,836

Liabilities:
Warrant liabilities	$928	$330	$1,514	$2,772
Other non-current liabilities:
Contingent consideration	—	—	1,382	1,382
Total liabilities	$928	$330	$2,896	$4,154

As of June 30, 2026, the Company held $10.0 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled. The contingent consideration relates to the acquisition of GuideTech during 2025, as discussed in Note 4, Acquisitions. The contingent consideration was initially valued as of November 14, 2025, the acquisition date, and will be remeasured at fair value at each reporting date, or more frequently, if events or changes in circumstances indicate that a remeasurement is warranted. The valuation of the contingent consideration requires the use of a valuation model and assumptions such as projected cash flows and discount rates.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)	Warrants	Contingent Consideration
Balance at December 31, 2025	$1,514	$1,382
Change in fair value	830	171
Balance at June 30, 2026	$2,344	$1,553

3. Balance Sheet Components

Inventories, Net

As of June 30, 2026 and December 31, 2025, inventories, net consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Work-in-process	$904	$311
Finished goods, net	36	28
Total inventories	$940	$339

Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, property and equipment, net consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Robotics and manufacturing equipment	$3,760	$2,857
Financed lease robotics and manufacturing equipment	996	996
Leasehold improvements	4,190	4,125
Land and building	1,878	1,832
Computer equipment	1,284	1,196
Furniture and fixtures, and other fixed assets	1,227	1,001
Construction in progress	157	682
Property and equipment, gross	13,492	12,689
Accumulated depreciation	(4,470)	(3,800)
Property and equipment, net	$9,022	$8,889

Depreciation expenses were $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expenses were $0.8 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Liabilities

As of June 30, 2026 and December 31, 2025, accrued liabilities consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Payroll and related costs	$3,159	$1,699
Legal services accrual	327	173
Deferred revenue	1,215	319
Other contract liabilities	496	496
Other accrued expenses and current liabilities	670	863
Total accrued liabilities	$5,867	$3,550

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Contingent consideration	$1,553	$1,382
Equipment financing liabilities	1,372	1,492
Total other non-current liabilities	$2,925	$2,874

4. Acquisitions

On November 14, 2025, the Company acquired 100 percent of the equity interests of GuideTech, LLC (“GuideTech”), Warnke Precision Machining, LLC (“Warnke Precision Machining”) and MKR Fabrication, LLC (“MKR Fabricators”). These transactions (collectively, the “2025 Acquisitions”) were undertaken pursuant to two separate purchase agreements entered into on November 14, 2025.

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

The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill or identified intangible assets. As of June 30, 2026, the primary areas that remain preliminary relate to the valuation of certain intangible items and various tax implications resulting from the acquisition.

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

5. Intangible Assets

Goodwill

There was no impairment of goodwill or other changes in the carrying amount of goodwill from December 31, 2025 to June 30, 2026.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	June 30, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In years)
Customer relationships	$5,148	$373	$4,775	8.3
Developed technology	2,600	217	2,383	6.4
Tradename	1,500	88	1,412	9.4
Non-compete	1,300	151	1,149	4.4
Total	$10,548	$829	$9,719

The Company recorded $0.4 million and $0.7 million of amortization expense during the three and six months ended June 30, 2026, respectively, which was recorded as intangible amortization expense in the consolidated statement of operations. The Company had no intangible amortization expense during the three and six months ended June 30, 2025.

As of June 30, 2026, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2026	$710
2027	1,421
2028	1,421
2029	1,421
2030	1,379
2031 and thereafter	3,367
Total	$9,719

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

The Earn-Out Shares are treated as equity-linked instruments as opposed to shares outstanding, and as such are not included in shares outstanding on the Company's condensed consolidated balance sheets. As of June 30, 2026, there remained 2,343,750 Earn-Out Shares potentially issuable.

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

Each whole deSPAC Warrant entitles the registered holder to purchase one sixth of a share of the Company's Common Stock at a price of $11.50 per warrant, subject to adjustment as discussed below, at any time commencing on January 20, 2022, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the shares of the Common Stock issuable upon exercise of the deSPAC Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their deSPAC Warrants on a cashless basis under the circumstances specified in the warrant agreement (the "deSPAC Warrant Agreement") entered into between Continental Stock Transfer & Trust Company and Rotor and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Pursuant to the deSPAC Warrant Agreement, a deSPAC Warrant holder may exercise its deSPAC Warrants only for a whole number of shares of the Company's Common Stock. The deSPAC Warrants will expire five years after the completion of the Business Combination, or September 24, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of June 30, 2026, there were 20,549,453 DeSPAC Warrants outstanding.

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

The Company recognized gains of $0.8 million and losses of $2.1 million related to the change in fair value of the deSPAC Warrants during the three months ended June 30, 2026 and 2025, respectively. The Company recognized gains of $0.6 million and $7.9 million related to the change in fair value of the deSPAC Warrants during the six months ended June 30, 2026 and 2025, respectively.

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

On May 9, 2025, all 2,790,700 of the 2024 Private Placement Warrants were exercised. As of June 30, 2026, all 430,105 of the 2024 Concurrent Private Placement Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company did not recognize any gains or losses related to changes in fair value of the 2024 Warrants during the three months ended June 30, 2026 and gains of $2.2 million during the three months ended June 30, 2025. The Company recognized losses of $0.8 million and gains of $21.4 million related to the change in fair value of the 2024 Warrants during the six months ended June 30, 2026 and 2025, respectively, which are recorded as a (loss) gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

	June 30, 2026	June 30, 2025
Stock price	$6.08	$8.66
Term (in years)	3.8	4.8
Expected volatility	132.4%	105.5%
Risk-free rate	4.2%	3.8%
Dividend yield	0.0%	0.0%

9. Stock-based Compensation

2021 Stock Plan

The Company's Amended and Restated 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 9.5 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of June 30, 2026, 5.9 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of June 30, 2026, 64,428 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of June 30, 2026, 450,404 shares were available for sale under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2025	1,200,568	$2.32	6.5	$2,619
Exercised	(85,218)	1.91
Forfeited or expired	(22,764)	1.78
Outstanding – June 30, 2026	1,092,586	$2.36	6.0	$4,171
Exercisable – December 31, 2025	845,217	$2.12	6.0	$1,888
Exercisable – June 30, 2026	845,842	$2.16	5.7	$3,343

2025 Executive RSU Awards

In November 2025, the Board of Directors approved certain Executive Restricted Stock Unit ("2025 Executive RSU") awards covering an aggregate of 5.4 million shares to certain senior executives outside of the 2021 Plan. In June 2026, shareholders approved the 2025 Executive RSU awards. Each 2025 Executive RSU award is divided into 10 equally-sized tranches, each tied to progressively higher stock price goals. The stock price goal for each tranche will be met only when the closing price per share of our common stock meets or exceeds the stock price goal on a sustained basis for a period of 60 consecutive trading days. A tranche for which the stock price is met will vest only if the associated service-based vesting condition is satisfied. If the stock price goal for a tranche is achieved, the number of restricted stock units that will be eligible for vesting for that tranche will be based on the increase in value of the Company's stock from the time of grant to the time of vesting. The increase in value will be determined by multiplying (a) the number of units subject to the tranche scheduled to vest on that vesting date by (b) (i) the excess, if any, of the volume-weighted average closing price of the Company's common shares for the 20-trading day period prior to and including the vesting date over the volume-weighted average closing price of the Company's common shares for the 20-trading day period ending on and including November 15, 2025 divided by (ii) by the volume-weighted average closing price of the Company's common shares for the 20-trading day period prior to and including the vesting date. If a stock price goal is not met by November 15, 2030, the tranche of the award tied to such stock price goal will be forfeited.

The 2025 Executive RSU awards contain a market condition. The Company used a Monte Carlo valuation model to estimate the fair value of the award as of the grant-date. The associated compensation cost is recognized over the derived service period regardless of whether the market condition is ultimately satisfied. The Company calculated the grant-date fair value of the 2025 Executive RSU awards using the following weighted-average assumptions:

2025 Executive RSU Awards
Risk-free interest rate	4.30%
Expected term (in years)	1.72
Expected dividend yield	0.00%
Expected volatility	140.30%

Restricted Stock Units Activity

The following table presents a summary of the Company’s RSU activity for the six months ended June 30, 2026, including the 2025 Executive RSU awards discussed above:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,577,394	$4.34
Granted	6,186,449	5.86
Vested	(391,002)	5.21
Forfeited	(166,769)	7.16
Outstanding – June 30, 2026	7,206,072	$5.53

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the six months ended June 30, 2026:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,500,000	$2.23
Outstanding – June 30, 2026	1,500,000	$2.23

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$14	$15	$15	$25
Research and development	131	111	220	190
Sales and marketing	281	210	469	389
General and administrative	1,893	805	2,854	1,686
Total stock-based compensation expense	$2,319	$1,141	$3,558	$2,290

As of June 30, 2026, there was approximately $40.1 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

10. Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(12,326)	$(7,487)	$(24,934)	$15,272
Denominator:
Weighted average shares outstanding, basic	45,986,936	37,746,302	45,531,239	36,231,623
Dilutive effect of potential common shares	—	—	—	3,335,399
Weighted average shares outstanding, diluted	45,986,936	37,746,302	45,531,239	39,567,022
Basic net (loss) income per share	$(0.27)	$(0.20)	$(0.55)	$0.42
Diluted net (loss) income per share	$(0.27)	$(0.20)	$(0.55)	$0.39
Anti-dilutive securities, excluded	16,026,027	12,626,958	16,026,027	8,245,129

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net (loss) income per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026, none of the potentially dilutive common shares were included in the diluted share calculation for that period as they would have been anti-dilutive.

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

The Company had no significant income tax expense for the three and six months ended June 30, 2026 and 2025. The provision for income taxes for the three and six months ended June 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the periods with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of June 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM allocates resources and makes operating decisions based on consolidated net income. The CODM does not evaluate profitability below the level of the consolidated company. Net (loss) income is used to monitor results on a budget versus actual basis. Net (loss) income is adjusted for various non-recurring and non-cash transactions such as stock compensation expenses and impairment expenses.

The following table presents selected financial information with respect to the Company's significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Segment Revenue	$5,775	$1,012	$9,313	$2,722
Other Revenue (1)	8	3	8	3
Total Revenue	5,783	1,015	9,321	2,725
Less:
Cost of revenue	4,088	459	6,560	802
Research and development	4,195	3,014	8,011	5,805
General and administrative	6,181	3,196	12,028	6,514
Sales and marketing	1,989	1,121	3,648	2,161
Intangible amortization expense	356	—	711	—
Other (2)	2,387	1,319	3,695	2,468
Interest income, net	(262)	(505)	(587)	(946)
(Gain) loss on warrant liabilities	(814)	(102)	232	(29,351)
Other income, net	(11)	—	(43)	—
Net (loss) income	$(12,326)	$(7,487)	$(24,934)	$15,272

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the three months ended June 30, 2026 includes $2.3 million of stock compensation expenses and $0.1 million of severance charges. Other for the three months ended June 30, 2025 includes $1.1 million of stock compensation expenses and $0.2 million of severance charges. Other for the six months ended June 30, 2026 includes $3.6 million of stock compensation expenses and $0.1 million of severance charges. Other for the six months ended June 30, 2025 includes $2.3 million of stock compensation expenses and $0.2 million of severance charges.

During the three and six months ended June 30, 2026 and 2025, the Company had no revenue earned from customers located outside the United States.

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
•
our ability to successfully provide vertically integrated aerospace engineering design services, enhanced avionics compute hardware and machining and fabrication services;
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

Overview

We are a U.S.-based technology company developing and offering embodied artificial intelligence ("AI") software and collaborative autonomy solutions, advanced avionics, unmanned aerial vehicles ("UAVs"), advanced UAV engineering services and precision-manufactured components for aerospace, defense and commercial/industrial markets. Our core AI software offerings, Palladyne IQ and SwarmOS/Palladyne Pilot, consist of full-stack, closed-loop autonomy software that is intended to enhance the functionality and operational effectiveness of third-party robotic systems across a range of applications and our proprietary UAVs. These products are designed to be hardware agnostic, enabling integration across a wide range of robotic platforms, whether third-party or our own proprietary platforms, including industrial robots, collaborative robots ("cobots"), UAVs, unmanned ground vehicles ("UGVs"), and remotely operated vehicles ("ROVs") across multiple domains.

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

We are positioning our defense business as a mid-tier U.S. technology prime defense contractor aiming to combine innovative autonomy, practical engineering and American production to bring intelligent systems into active service faster, safer and more cost-effectively than legacy approaches. We seek to harness our advanced, ethical embodied AI to provide cost-effective lethality and precision harm mitigation through rapidly delivering scalable, low-cost, intelligent and collaborative attritable weapons, including by developing proprietary, UAVs incorporating our avionics and AI technologies. We support these efforts and those of other defense contractors and commercial customers through our vertically integrated aerospace engineering design services, enhanced avionics compute hardware and machining and fabrication services. Palladyne SwarmOS is designed for unmanned platforms and includes advanced autonomy and coordination capabilities that enable multiple UAVs to swarm, collaborate and execute complex missions through distributed tasking and edge-native orchestration. Our embodied AI is designed to operate in complex, contested and high-risk environments, enabling distributed tasking, human-on-the-loop oversight, degraded-communications resilience, multi-domain coordination and real-time responsiveness. Our platform-agnostic autonomy stack combines real-time sensor fusion, adaptive AI models, and edge-native orchestration to support autonomous and collaborative systems across air, ground, maritime and industrial domains where performance, resilience, trust and mission assurance are critical to operational outcomes. These capabilities are intended to meet the performance and reliability requirements of military and defense customers, particularly in applications where it is essential to conduct coordinated multi-vehicle operations in contested environments with degraded communications.

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

Revenue

We derive revenue from multiple sources, including the sale of both software and hardware products, product development contracts with the Department of War, and engineering services. We accordingly classify our revenue into three primary streams: product revenue, product development contract revenue and engineering services revenue, with product revenue further disaggregated into software and hardware categories. Software product revenue is comprised of the sale of our proprietary AI software products based on our AI Foundational Technology (i.e., Palladyne IQ, SwarmOS and Palladyne Pilot). Hardware product revenue consists of the sale of our hardware products, including our advanced avionics compute hardware (BRAIN) and our UAV products under development (i.e., Gremlin-X and SwarmStrike). We also classify as hardware product revenue sales of our precision machined and fabricated components and structures. Product development contract revenue consists of contracts to develop, design and modify our technology and related products. Engineering services revenue are derived from aerospace and defense customers focused on developing high-performance unmanned systems.

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

Financing of Operations

We intend to use our cash on hand to continue to enhance our products, conduct product development activities, pursue marketing and sales opportunities and fund operations as we seek to further commercialize and enhance and achieve revenue from our products and services. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product commercialization and enhancement efforts, our ability to sell our products and services and thereby recognize associated revenue, capital and human capital requirements to develop and sell products, support our partnership efforts as they develop and provide services prior to receiving payments sufficient to cover our costs and our ability to lower costs as volumes increase.

We have taken and continue to take numerous steps to manage our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. Beginning in the fourth quarter of 2024 and through June 30, 2026 we raised approximately $86.8 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

We believe we have sufficient liquidity to operate for at least the next 12 months without the need to raise additional capital. However, we may decide to seek additional financing during that time to bolster our cash reserves, increase our ability to continue to pursue our business objectives and to support partnership efforts and investments as opportunities materialize. As a result, we intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when we consider market conditions are good or a favorable opportunity exists or when we otherwise deem it to be necessary or advisable. Any delays in the sales of our products and services will negatively impact our ability to generate revenue, our profitability, our cash flows, our overall operating performance and our ability to continue operations and may result in the need to raise additional capital. We will continue to carefully evaluate our use of cash and liquidity.

Strategic Acquisitions

On November 14, 2025, we acquired GuideTech, LLC an engineering company, MKR Fabrication, LLC (also known as MKR Fabricators), a fabrication company, and Warnke Precision Machining, LLC (also known as Warnke Precision Machining), a precision machining company. Our results presented and discussed below include the operating activity for these acquired companies from the acquisition date through June 30, 2026. Our results for periods prior to the acquisition date do not include the financial information of these acquired companies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025.

Revenue, Net

The following table presents our revenue for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Product Revenue	$2,691	$3	$2,688	89,600%
Product Development Contract Revenue	1,179	1,012	167	17%
Engineering Services Revenue	1,913	—	1,913	*NM
Revenue, net	$5,783	$1,015	$4,768	470%

*NM - Not Meaningful

Revenue increased $4.8 million or 470%, from $1.0 million for the three months ended June 30, 2025, to $5.8 million for the three months ended June 30, 2026, as explained below.

Product Revenue

Product revenue was $2.7 million for the three months ended June 30, 2026. Our product revenue during the three months ended June 30, 2026, was derived mainly from the companies that we acquired in November 2025. It includes revenue from the sale of precision machined parts and components from our manufacturing business and from the sale of our BRAIN avionics product.

Product Development Contract Revenue

Product development contract revenue increased by $0.2 million, or 17%, from $1.0 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026. The increase was primarily due to new product development contracts that started during the current year period, partially offset by contracts that were completed during the prior year. We expect future revenue from contracts to fluctuate due to the timing of new contracts signed, contract options being exercised, and the completion of existing contracts. We intend to take on only those product development contracts that we believe support and contribute to our product development efforts. As a result, there may be fewer opportunities to replace completed product development contracts in the future.

Engineering Services Revenue

Engineering services revenue was $1.9 million for the three months ended June 30, 2026. Engineering services revenue is derived from one of the businesses acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Operating expenses:
Cost of revenue	$4,102	$474	$3,628	765%
Research and development	4,326	3,125	1,201	38%
General and administrative	8,143	4,179	3,964	95%
Sales and marketing	2,269	1,331	938	70%
Intangible amortization expense	356	—	356	*NM
Total operating expenses	$19,196	$9,109	$10,087	111%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $3.6 million or 765%, from $0.5 million for the three months ended June 30, 2025 to $4.1 million for the three months ended June 30, 2026. Cost of revenue consists of labor, materials and third-party costs associated with our products and services. Cost of revenue increased primarily due to increased product and service revenue recorded during the period.

Research and Development

Research and development expenses increased by $1.2 million, or 38% from $3.1 million for the three months ended June 30, 2025, to $4.3 million for the three months ended June 30, 2026. Research and development costs during the three months ended June 30, 2026 increased due primarily to labor and labor related expenses associated with product design, testing, debugging, stabilization and enhancements of our UAV products and software in development.

General and Administrative

General and administrative expense increased by $4.0 million, or 95%, from $4.2 million for the three months ended June 30, 2025, to $8.1 million for the three months ended June 30, 2026. General and administrative expense increased primarily due to increased labor and labor related expenses associated with increases in headcount from the November 2025 acquisitions and hiring to support our new business activities. Stock compensation expenses also increased during the current year period driven primarily by the increased headcount and the 2025 Executive RSU awards that were granted in June 2026.

Sales and Marketing

Sales and marketing expense increased by $0.9 million, or 70%, from $1.3 million for the three months ended June 30, 2025, to $2.3 million for the three months ended June 30, 2026. This increase was driven by increased labor and labor related expenses as we have increased headcount to support our sales, business development and marketing efforts as we continue our initial sales development and outreach activities.

Intangible Amortization Expense

Intangible amortization expenses increased to $0.4 million for the three months ended June 30, 2026. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired as part of the acquisitions completed in November 2025.

Other Income

The following table presents other income for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Other income
Interest income, net	$262	$505	$(243)	(48)%
Gain on warrant liability	814	102	712	698%
Other income, net	11	—	11	*NM
Total other income	$1,087	$607	$480	79%

*NM - Not Meaningful

Other income increased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to increased gains from changes in the fair value of our outstanding warrants, partially offset by a decrease in interest income due primarily to a decrease in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended June 30, 2026 and 2025, respectively. The provision for income taxes for the three months ended June 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Six Months Ended June 30, 2026 and 2025.

Revenue, Net

The following table presents our revenue for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Product Revenue	$4,382	$3	$4,379	145,967%
Product Development Contract Revenue	1,246	2,722	(1,476)	(54)%
Engineering Services Revenue	3,693	—	3,693	*NM
Revenue, net	$9,321	$2,725	$6,596	242%

*NM - Not Meaningful

Revenue increased by $6.6 million, or 242%, from $2.7 million for the six months ended June 30, 2025, to $9.3 million for the six months ended June 30, 2026, as explained below.

Product Revenue

Product revenue was $4.4 million for the six months ended June 30, 2026. Our product revenue during the six months ended June 30, 2026, was derived mainly from the companies that we acquired in November 2025. It includes revenue from the sale of precision machined parts and components from our manufacturing business and from the sale of our BRAIN avionics product.

Product Development Contract Revenue

Product development contract revenue decreased by $1.5 million, or 54%, from $2.7 million for the six months ended June 30, 2025, to $1.2 million for the six months ended June 30, 2026. The decrease was primarily due to a decrease in new contracts and funding during the first quarter of 2026 due to government delays and shutdowns. New contracts and funding were received during the second quarter of 2026, partially offsetting the decrease.

Engineering Services Revenue

Engineering services revenue was $3.7 million for the six months ended June 30, 2026. Engineering services revenue is derived from one of the businesses acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Operating expenses:
Cost of revenue	$6,575	$827	$5,748	695%
Research and development	8,231	5,995	2,236	37%
General and administrative	15,020	8,378	6,642	79%
Sales and marketing	4,116	2,550	1,566	61%
Intangible amortization expense	711	—	711	*NM
Total operating expenses	$34,653	$17,750	$16,903	95%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $5.7 million, or 695%, from $0.8 million for the six months ended June 30, 2025, to $6.6 million for the six months ended June 30, 2026. Cost of revenue consists of labor, materials and third-party costs associated with our products and services. Cost of revenue increased primarily due to increased product and service revenue recorded during the period.

Research and Development

Research and development expenses increased by $2.2 million, or 37% from $6.0 million for the six months ended June 30, 2025, to $8.2 million for the six months ended June 30, 2026. Research and development costs during the six months ended June 30, 2026 increased due primarily to labor and labor related expenses associated with product design, testing, debugging, stabilization and enhancements of our UAV products and software in development.

General and Administrative

General and administrative expense increased by $6.6 million, or 79%, from $8.4 million for the six months ended June 30, 2025, to $15.0 million for the six months ended June 30, 2026. General and administrative expense increased primarily due to increased labor and labor related expenses associated with increases in headcount from the November 2025 acquisitions and hiring to support our new business activities. Stock compensation expenses also increased during the current year period driven primarily by the increased headcount and the 2025 Executive RSU awards that were granted in June 2026. Legal and professional services also increased during the current year to support increased business activities.

Sales and Marketing

Sales and marketing expense increased by $1.6 million, or 61%, from $2.6 million for the six months ended June 30, 2025, to $4.1 million for the six months ended June 30, 2026. This increase was driven by increased labor and labor related expenses as we have increased headcount to support our sales, business development and marketing efforts as we continue our initial sales development and outreach activities.

Intangible Amortization Expense

Intangible amortization expenses increased to $0.7 million for the six months ended June 30, 2026. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired as part of the acquisitions completed in November 2025.

Other Income

The following table presents other income for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Other income
Interest income, net	$587	$946	$(359)	(38)%
(Loss) gain on warrant liabilities	(232)	29,351	(29,583)	(101)%
Other income, net	43	—	43	*NM
Total other income	$398	$30,297	$(29,899)	(99)%

*NM - Not Meaningful

Other income decreased by $29.9 million from a gain of $30.3 million for the six months ended June 30, 2025, to a gain of $0.4 million for the six months ended June 30, 2026. Other income decreased almost entirely as a result of changes in the fair value of our outstanding warrants as well as decreased interest income primarily due to a decrease in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes for the six months ended June 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of June 30, 2026, was $24.6 million, $21.2 million of which was funded and $3.4 million of which was unfunded. Our backlog, as of December 31, 2025, was $13.9 million, $13.5 million of which was funded and $0.4 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the total value of committed customer contracts and purchase orders, both funded and unfunded, less revenue recognized to date. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $30.9 million as of June 30, 2026 and $20.0 million as of December 31, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $43.7 million as of June 30, 2026, compared to $47.1 million as of December 31, 2025. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of June 30, 2026, we had an accumulated deficit of approximately $505.7 million and working capital of $43.8 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program (the "ATM Program"), under which Jefferies is acting as our sales agent. During the six months ended June 30, 2026, we sold a total of 2,531,336 shares pursuant to the ATM program, for gross sales proceeds of approximately $17.8 million, before deducting commission and other expenses. To date, we have sold a total of 10,653,920 shares pursuant to the ATM program, for gross sales proceeds of approximately $73.3 million, before deducting commission and other expenses.

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

We currently primarily use cash from equity financings to fund operations and capital expenditures and meet working capital requirements. If additional funds are required to support our working capital requirements, for acquisitions, support for our partnerships or for other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. We intend to continue monitoring our liquidity, financial and business results and outlook and market conditions, and may be opportunistic and raise capital when market conditions are good or a favorable opportunity exists or we otherwise determine it to be necessary or advisable, including under our "at-the-market" equity offering programs. Any delays in the successful further commercialization and sales of our products and services will negatively impact our ability to generate revenue, our profitability and our overall operating performance and result in the need to raise additional capital sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur additional interest expense. Additional financing may not be available at all or, if available, may not be available on terms favorable to us or that we find acceptable. For additional information around the risks associated with our capital needs see Part II Item 1A Risk Factors “Our business plans require a significant amount of capital. We may sell additional equity or debt securities to meet capital needs or as we may otherwise determine to be advisable that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends. If we require additional capital and are not able to secure new funding, we may not be able to continue our business operations.”

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by :
Net cash used in operating activities	$(20,401)	$(12,842)	$(7,559)	59%
Net cash provided by (used in) investing activities	18,510	(33,129)	51,639	(156)%
Net cash provided by financing activities	17,446	34,931	(17,485)	(50)%
Net increase (decrease) in cash and cash equivalents	$15,555	$(11,040)	$26,595	(241)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2026 increased by $7.6 million to $20.4 million from $12.8 million during the same period in 2025. The increase to net cash used in operating activities was primarily attributable to changes in net (loss) income, net of the impact from non-cash items such as stock-based compensation, depreciation of property and equipment, amortization of intangible assets, changes in fair value of warrant liabilities and contingent consideration, loss on disposal of assets, and amortization of investment discount, and cash used by changes in operating assets and liabilities.

Net Cash Provided (Used In) by Investing Activities

Our net cash provided by investing activities during the six months ended June 30, 2026 increased by $51.6 million as compared to the same period in 2025. The increase in cash provided by investing activities is almost entirely due to $19.3 million of maturities, net of purchases, of marketable securities during the six months ended June 30, 2026, as compared to $33.0 million of purchases net of maturities, of marketable securities during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Our net cash provided by financing activities decreased by $17.5 million during the six months ended June 30, 2026, compared to the prior year period. This decrease was primarily attributable to lower net proceeds from equity issuances; specifically, we received $17.3 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock during the six months ended June 30, 2026, compared to $34.9 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and warrants during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $25.3 million for the six months ended June 30, 2026, and a loss from operations of $32.4 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $505.7 million and working capital of $43.8 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Some of our contracts, including some of those reflected in backlog, are subject to cancellation, government budgetary process, milestone achievement or other conditions that, if not met, may delay, reduce or eliminate associated revenue. Even if we are able to successfully attract customers for commercial sales, we may not become profitable. We believe our ability to become profitable is dependent upon the successful commercialization and adoption on a large scale of our technology, products and services, including our ability to grow revenues, transition demonstrations, engineering engagements and development contracts into repeat production orders, long-term software licenses and larger commercial or government deployments, manage costs and maintain sufficient margins, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

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

We are an early stage company, with no or limited previous experience commercializing our products. Our projected financial and operating information reflect estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and successful commercialization of our products, the level of demand for our products and services, the size of our target markets, the performance and utilization of our products, product and services pricing, the nature and length of the sales cycle (which we believe to be long) and assumptions regarding government procurement timelines, customer funding, manufacturing capacity, production schedules, contract renewals, backlog conversion and successful integration of acquired operations. However, given our limited commercial experience, many of these estimates and assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $27.6 million and $22.6 million for the years ended December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $20.4 million for the six months ended June 30, 2026. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth, capital expenditures or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

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

Our recent expansion into integrated defense products, autonomous systems and advanced manufacturing exposes us to operational, execution and commercialization risks that differ from those associated with our software business.

Since our November 2025 acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators, we have significantly expanded our business beyond our AI software offerings through the development and commercialization of autonomous aerial systems, advanced avionics products, engineering services and precision manufacturing. Successfully managing and integrating these businesses requires capabilities different from those historically required for software development, including manufacturing execution, supply chain management, quality assurance, regulatory compliance, production scheduling, inventory management and contract performance.

Our ability to successfully pursue new businesses while continuing to develop and commercialize our AI software offerings is subject to significant operational risk. We may experience delays in production, cost overruns, manufacturing inefficiencies, supplier shortages, quality issues, workforce constraints, customer acceptance delays or other execution challenges that adversely affect our reputation, profitability and operating results. If we are unable to successfully manage expanded operations, realize anticipated synergies or scale these businesses efficiently, our financial condition, results of operations and long-term growth prospects could be materially adversely affected.

Successful commercialization of our technology and products may be delayed beyond our current expectations and therefore product availability to customers, customer acquisition and receipt of product revenue could be delayed.

We are focused on the development and commercialization of our technology and products. Product testing and customer use regularly provide feedback on how we can improve our products. If we are unable to demonstrate that our products deliver the performance, reliability, interoperability with third-party systems, scalability, functionality and/or safety that we or our potential customers expect or quickly address discovered issues, commercial success may be delayed as we work to address the deficiencies. As a result of such delays, we may receive product revenue later than expected or not at all if our potential customers decide to seek alternative solutions to our products, adversely affecting our results of operations and financial condition. If we are unable to recruit and retain employees as needed to commercialize our products, we may be unable to do so in a timely manner or at all.

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

Any issues in the development or use of our AI/ML Foundational Technology or AI-enabled products, or issues in products developed by others may result in reputational harm or liability. As with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. As our products increasingly enable autonomous operation of robotic systems, UAVs or other defense platforms, alleged failures of autonomous decision-making, object recognition, navigation or mission execution could result in increased product liability, contractual liability, regulatory scrutiny or reputational harm. Further, AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, we may experience competitive, brand or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

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

Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycles for Palladyne Pilot, SwarmOS, BRAIN and IntelliSwarm are unknown. We have limited actual knowledge of or experience with the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our products and influenced their designs do not license or purchase our products, or if they adopt a competitors' technology, our business, prospects, financial condition and operating results would be adversely affected.

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

We have no or limited experience commercializing our products and may not be able to do so efficiently or effectively or at all. To create and grow our customer base, we must sell and/or license our software, products and services to new customers, which we may not be able to do in sufficient numbers or at all. For example, many of our customer engagements begin as demonstrations, evaluations, engineering services engagements or other limited-scope programs. Successful completion of these activities may not result in high-volume production contracts, larger deployments, long-term software licenses, expanded engineering services or additional or increased manufacturing contracts. Customers may discontinue evaluations at any stage, reduce funding, delay procurement decisions or select competing technologies. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our technology, products or services. In addition, we will incur marketing, sales and other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

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

We currently intend to target many customers that are large businesses, including large U.S. government prime contractors with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our software products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large businesses, including large U.S. government prime contractors with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our AI/ML software products and other products and services. These large businesses also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these businesses will require a substantial investment of our time and resources. We may be unable to secure customers from these or other businesses or we may be unable to generate meaningful revenue from these potential customers. If our products and services are not selected by these large businesses, if these businesses develop or acquire competitive technology, or if these businesses delay, reduce or terminate programs involving our products or services, it may have a material adverse effect on our business, prospects, financial condition and operating results.

A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks.

We believe a significant portion of our business prospects and future growth will come from government contracts, either directly or as a subcontractor, many of which are subject to competitive procurement processes, lengthy evaluation periods and uncertainty as to timing and outcome. The procurement process can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Even after we are awarded with a government contract, contracts with government entities are subject to a number of risks. Many government awards initially consist of research, development, prototype, engineering or demonstration activities. These awards frequently do not obligate future procurement, production quantities or follow-on contracts. Other factors that could impede our ability to generate revenue from government contracts include: changing political environments and shifts in government priorities; national security focus areas; impacts and changes to government spending; and budgetary or staffing cuts, including those related to government shutdowns resulting from lapses in government appropriations. Any of these factors or other factors that affect government spending could result in cancellations of our contracts or in delays or terminations of opportunities that we are currently pursuing and negatively impact our business, financial condition and results of operations. For example, in the past due to government shutdowns, furloughs or reductions, we have experienced delays in our interactions with certain government agencies and these have affected our collection efforts and our ability to consummate new government contracts and may prevent us from maintaining or renewing certain government contracts. The duration of a shutdown could have a compounding effect, and the longer it continues, the more significant the potential adverse impact may be on our anticipated revenues. Further, U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. Even if we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Additionally, during lapses in federal appropriations, agencies may delay new contract awards or modifications, interrupt funding or refuse to obligate additional funds, furlough personnel or reduce administrative and contracting support. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

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

We believe that SwarmOS/Pilot will face competition from a variety of other UAV software solutions currently available on the market, which may include software developed by manufacturers for use with their proprietary UAVs. These include solutions offered by Anduril, Shield AI, Skydio and Swarmer. While certain competitors offer individual functionalities similar to what Palladyne SwarmOS/Pilot provides, we believe they do not deliver the full suite of features offered by our product. Some competitors sell both UAV hardware and its corresponding software. Other competitors that sell UAV software as a standalone product tend to focus on software functionality for larger UAVs, which may nonetheless be competitive with SwarmOS/Pilot with certain UAVs or use cases.

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

While there are many automation-centric companies who are active, especially in early-adopter segments such as warehouse and logistics and select manufacturing or assembly verticals, we believe our primary competitors for Palladyne IQ are those who are focused on addressing key challenges in robotic deployments via autonomy or automation-enhancing software capabilities. In the broader automation landscape, our direct and indirect competitors include companies such as Bright Machines, Intrinsic, Mujin and Skild AI. We believe that our competitors generally are seeking to solve the same or similar industry challenges as we are, but that most are focused on a particular aspect of the problem we are addressing with Palladyne IQ than a fully competitive solution.

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

In November 2025, we completed our acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators. We believe that these businesses are complementary to ours, and that we and the acquired companies will benefit from the combination of the businesses. Upon consummation of the acquisitions, we became subject to risks associated with these acquired businesses, many of which are the same risks that we faced prior to the acquisitions. Other risks include:

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

We continue working to fully integrate the acquired businesses. While we believe that the organizations share common values and cultures and that the acquisitions will help us expand our product portfolio, offer additional services, integrate additional technologies, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, commercialization of our technologies and services could be delayed. The development and sales of the products and services of the acquired businesses could also be adversely affected. Delays in the development and commercialization of either our AI/ML Foundational Technology and related products or the products and services of the acquired businesses would adversely impact our ability to generate revenue, our potential overall profitability and our operating performance, and the value of our investments in the acquired businesses could be adversely affected. If we are unable to realize the benefits of the acquisitions, we may be required to write-down the value of acquired assets or incur goodwill impairment charges.

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

The design, development and use of our technologies and products involve certain inherent risks. New products generally suffer from flaws that are found, often as a result of customer use, and fixed over time. Real or perceived flaws in our products or designs, connectivity issues, unanticipated or unintended use of our products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our products, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed. However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our technologies and products, and the nature and variability of the environments in which we expect our products to be used, adverse events relating to the use of our products could include significant injuries or even death. To the extent that flaws or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. For example, we continue our efforts to increase product reliability and stability and conduct ordinary course product testing and debugging, which may result in product development or commercialization delays. If any flaws and related issues that may arise cannot be adequately resolved, product sales may not occur and/or resume.

As our products increasingly incorporate autonomous capabilities for operation in dynamic and, in some cases, mission-critical environments, software defects, sensor limitations, integration failures, communications interruptions, degraded GPS or other navigation signals, cybersecurity incidents, unexpected environmental conditions or other operational failures may be more difficult to predict, detect or remediate than in conventional software applications. Such failures may adversely affect mission performance, customer acceptance, regulatory compliance, product liability exposure and our reputation.

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

Complex software may experience errors, especially when first introduced. Our software products are complex and may experience errors or performance problems in the future. A failure of any part of our technology and products could result in property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular software maintenance, which may lead to downtime. Even if we are able to implement bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software products, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

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

Our AI/ML Foundational Technology and other technologies and products incorporate "open source" software provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an "as-is" basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, like the GNU Affero General Public License, may require us to offer for no cost the components of our software that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

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

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our software to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI/ML Foundational Technology, other technologies and products. We cannot guarantee that we will incorporate open source software in our products in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

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

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by our customers. Because many of our customers operate in defense and national security markets, reputational damage resulting from operational failures, cybersecurity incidents or contract performance issues could disproportionately affect our ability to win future business. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brands. Furthermore, there is the risk of potential adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors' products.

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
•
conducting demonstrations and customer trials of our software products; and
•
implementing and enhancing administrative, financial and compliance infrastructure, systems, controls and processes.

As customer demand increases, any failure to effectively manage our business to expand our manufacturing capacity, increase inventory, qualify additional suppliers, hire specialized personnel and make capital investments may adversely affect our financial condition. Further, such expansion investments may be based on forecasts of future customer demand, including anticipated government or commercial programs, that may not materialize or may be delayed. If anticipated demand does not materialize, expected production volumes are not achieved or customer programs are delayed, reduced or canceled, these investments may adversely affect our operating results, cash flows and financial condition.

We may be unable to adequately control the costs associated with our operations in order to achieve profitability.

We will require significant capital to develop and grow our business, including successfully commercializing our AI/ML Foundational Technology, other technologies and products, growing our engineering services and manufacturing businesses, establishing or expanding our design, research and development, sales and maintenance and service capabilities and building our brands. Defense manufacturing programs may require significant up-front investment in equipment, tooling, inventory, certifications and workforce expansion before revenue is recognized. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, sales and marketing expenses as we build our brands and market our products and general and administrative expenses. We may incur significant capital expenditures for the purchase of additional equipment to support growth in our manufacturing business. It may be difficult to reduce expenses further or maintain current levels while pursuing our business objectives. Some of the factors that may lead to cost increases or difficulty further reducing cost are outside of our control, such as national or global geopolitical and economic conditions, including tariffs, inflation and interest rates. In addition, we may incur significant costs upgrading or fixing flaws in our products. Our ability to continue our operations in the long term and potentially become profitable in the future will not only depend on our ability to commercialize our products to meet customer needs and identify and investigate new areas of demand, but also on our ability to license or sell our products at prices needed to achieve sufficient revenues and margins to cover our cash outlay, including the risks and costs associated with any warranty obligations. If we are unable to efficiently develop, market, deploy, distribute and service our products in a cost-effective manner, our operating results, financial condition and prospects would be materially and adversely affected and we may not achieve profitability.

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

We maintain a limited set of suppliers for the minimal hardware components that are required for use of our Palladyne IQ product and our BRAIN products, including IntelliSwarm. Our Gremlin-X and SwarmStrike products are hardware products under development. As of June 30, 2026, most of our key suppliers are based in the United States. We have experienced, and may continue to experience, supply chain disruptions, including longer lead times and increased pricing for high-powered processing chips and related components, driven largely by macroeconomic shifts and the accelerating global investment in AI infrastructure, which could adversely affect our ability to meet production schedules. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

Our ownership of real property subjects us to risks and liabilities that could adversely affect our business, financial condition and results of operations.

As a result of our acquisitions, we now own certain real property and manufacturing facilities. Ownership of real property exposes us to general risks that differ from those associated with leased facilities, including environmental liabilities, compliance with federal, state and local environmental, health and safety laws and regulations, zoning and land use restrictions, property damage, natural disasters, capital expenditures for maintenance, repair or improvements and costs associated with remediation of environmental contamination, including contamination that may have existed prior to our ownership, general liability, property and casualty losses, some of which may be uninsured and other liabilities incurred in the ordinary course of business. Any of these matters could result in significant liabilities, operational disruptions, fines, penalties or increased operating costs and could materially and adversely affect our business, financial condition and results of operations.

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

Even if we generate positive operating cash flows, we may need to raise significant amounts of additional capital to fund our business thereafter, including to finance ongoing research and development costs, any significant unplanned or accelerated expenses and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our technologies and products, coupled with our belief that our AI/ML Foundational Technology represents a significant technology advancement, means we have limited to no historical data on the demand for our products. In addition, we expect our expenses to continue to be significant in the foreseeable future as we continue development activities and bring our products to market, and that our level of cash usage will be significantly affected by customer demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. As our manufacturing, engineering services and defense programs continue to expand, we may be required to commit significant working capital to procure long-lead materials, build inventory, acquire manufacturing equipment, expand production capacity and hire additional personnel before the related revenue is recognized or customer payments are received. If customer demand, production schedules, government funding or contract awards are delayed or differ from our expectations, these investments could adversely affect our liquidity, cash flows and financial condition.

Our strategy may require significant additional capital expenditures to establish or expand manufacturing facilities, production equipment, tooling, testing capabilities, inventory and other infrastructure necessary to support the domestic manufacture and integration of advanced defense systems. For example, in furtherance of our partnership with Israel Aerospace Industries ("IAI"), we may need to invest significant amounts in manufacturing facilities, personnel, equipment and inventory to support the manufacture and sale of IAI's loitering munitions. These investments may be required substantially in advance of receiving meaningful revenue from related sales or programs and may depend on assumptions regarding future customer demand, government funding and contract awards that ultimately may not materialize. If internally generated cash flows are insufficient to fund these investments, we may need to raise additional debt or equity capital, which may not be available on acceptable terms or at all and could dilute existing stockholders or otherwise adversely affect our financial condition.

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

We incur significant expenses and administrative burdens as a publicly-traded company, which makes it harder to achieve profitability than if we were a private company.

As a publicly-traded company, we are incurring legal, accounting and other expenses that private companies do not need to incur, and these expenses may increase as we continue to implement and strengthen controls, processes and systems and employ related personnel and after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. We are subject to reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may need to hire additional employees to support our operations as a public company as we grow and expand our businesses, which will increase our operating costs in future periods. Moreover, these rules and regulations make some activities more time-consuming and costly. These increased costs have increased our net loss and make it harder to achieve profitability. For example, director and officer liability insurance coverage is more expensive for publicly-traded companies than for private companies. Being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company consume significant financial resources and any increases could have a material adverse effect on our business, financial condition and operating results.

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

As part of our strategy, we have in the past and may in the future, seek strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements with third parties. Some of our third-party relationships are not governed by formal agreements and this may also be true for future relationships. These partnerships, relationships or arrangements may not lead to binding agreements, lasting or successful business relationships or any other anticipated benefits. Such actual or potential relationships may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance or significant delays in performance by the third-party and increased expenses in establishing new relationships, any of which could materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic partners suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

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

We have entered into, and may in the future enter into, strategic relationships under which we are expected to manufacture, integrate, adapt or "Americanize" products or technologies originally developed by third parties for sale to the U.S. government. For example, on June 8, 2026 we announced our partnership with IAI to enable us to manufacture and sell certain of IAI's loitering munitions systems to the DoW. Our ability to generate revenue from these relationships will depend on numerous factors outside of our control, including our ability to successfully transfer technology, establish domestic manufacturing capabilities, satisfy applicable U.S. government requirements, obtain any necessary approvals or certifications, negotiate definitive agreements, and secure government contract awards, none of which may occur. We may expend significant amounts and management time and attention in furtherance of these relationships without achieving the expected benefits.

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

AI/ML technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI/ML technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, technical or operational risks, safety risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results or limit the functionality of our software or our ability to sell our products. Governmental bodies have implemented laws and regulations and are considering further control of AI/ML technologies that could negatively impact our ability to use and develop software products incorporating these technologies.

For example, on March 13, 2024, the European Parliament adopted the European Union's Artificial Intelligence Act (the "AI Act"). The AI Act creates a framework of prohibitions and disclosure, transparency and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Once the AI Act becomes effective, certain provisions could require us to alter or restrict our use of AI, depending on respective levels of risk-categorization, types of systems, and manner of use. The AI Act also may require us to comply with monitoring and reporting requirements. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging. Numerous other laws and bills have been enacted or proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the development, deployment or provision of AI systems and services.

Our efforts to comply with the AI Act and other legislation or regulations, whether now in effect or as may be proposed or enacted in the future, relating to AI/ML technologies may be difficult, onerous and costly, and could adversely affect our business, reputation, financial condition, results of operations and growth prospects. We may need to devote substantial time and resources to evaluate our obligations under the AI Act and other legislation and regulations and to develop and execute a plan designed to ensure compliance. Further, the intellectual property ownership and license rights, including copyright, surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption by our customers of third-party AI/ML technologies alongside our own products may result in or otherwise expose us to claims of copyright infringement or other intellectual property misappropriation or infringement.

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

We are increasingly incorporating AI capabilities into our business operations. The implementation of AI in our business operations can be costly and there is no guarantee that our use of AI will benefit our business operations. Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. The use of AI could subject us to risks related to intellectual property infringement or misappropriation, data privacy, and cybersecurity. Any of these matters may give rise to legal liability, damage our reputation, and materially harm our business.

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

If our manufacturing or engineering processes and services do not comply with applicable regulatory requirements, or if we manufacture or design products containing defects, demand for our services may decline and we may be subject to product or other liability claims.

Products we manufacture or design for customers in defense industries, as well as the processes we use to produce them, are regulated by the Department of War, Occupational Safety and Health Administration (OSHA), and the Federal Aviation Administration, among others, which have increased their focus and enforcement related to materials and other fabrication concerns, including with regard to counterfeit goods, workplace safety, and standards certification. In addition, our customers’ products and the manufacturing processes or engineering services or documentation that we use to produce or design them often are highly complex. As a result, products that we manufacture or our engineering may at times contain defects, and our manufacturing processes or engineering designs may be subject to errors or noncompliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes or engineering designs, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation could also be damaged. Further, as our manufacturing activities expand, we also may become subject to additional quality assurance, supplier management, traceability, certification, inspection and recordkeeping requirements imposed by customers or governmental authorities. The failure of our products, manufacturing processes or engineering designs or facilities to comply with applicable statutory and regulatory requirements could subject us to fines or penalties and, in some cases, require us to pause or halt production or incur considerable expense to achieve compliance. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of any such claim may increase as we expand our defense manufacturing and engineering services as defects in defense devices or systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

We may become subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, such as the AI Act, including in the areas of design, manufacturing, privacy, security, safety, competition, consumer protection development, marketing, licensing, distribution, the development and use of our products, and engagement with certain foreign entities. Such laws and regulations may also cover employment, taxation, privacy, data security, data protection, national security and international trade (including laws and regulations relating to tariffs, export controls, sanctions, inbound or outbound foreign investment, government contracts, transfers of sensitive personal data and government data to service providers or vendors located in China or with other specified links to China (and other designated countries), telecommunications and other similar matters), pricing, content, copyrights and other intellectual property, mobile communications, electronic contracts and other communications, the design and operation of websites, and the characteristics and quality of software and services, which may delay or impede the development and commercialization of our technology and products, affect our ability to engage with certain entities and/or require us to pause sales and modify our products, which could result in a material adverse effect on our revenue, financial condition and/or long-term business strategy, especially if implemented on a large scale or in a key market. Such laws and regulations can also give rise to liability, such as fines and penalties or for property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal of our products from the market.

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

As a government contractor and subcontractor, we are subject to the DoW's cybersecurity requirements, including compliance with the Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 third-party certification on April 10, 2025 for our primary government contracting entity (subsequently affirmed in April 2026), and under which another of our government contracting entities self-certified as to Level 2 compliance. Depending on the awarding DoW agency and contract terms, we, and our subcontractors or other third parties on whom we rely, may be required to have CMMC certification to be eligible for award. Likewise, if we, or our subcontractors or other third parties on whom we rely, are unable to maintain the required CMMC certification during contract performance, the government may terminate, or not exercise options to renew, our contract. We are also be required to affirm our CMMC status annually, and obtain recertification of our CMMC status periodically, which may increase our costs of compliance and may cause operational delays to remediate any newly discovered risks. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act ("CCPA"), which became effective in January 2020. The CCPA established a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA was modified and supplemented by the California Privacy Rights Act ("CPRA"), which went into effect on January 1, 2023. Numerous other states have proposed, and in many cases have enacted, laws addressing privacy and cybersecurity. These laws in many cases are comprehensive privacy statutes similar to the CCPA and CPRA. Additionally, some states have proposed, and in certain cases enacted, laws addressing specific matters such as biometrics or health-related personal information. The U.S. federal government also is contemplating additional federal privacy legislation. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union's General Data Protection Regulation ("GDPR") and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, generally are more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group's worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom's data protection regime also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group's worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data. As a general matter, compliance with laws, regulations, contractual obligations, industry standards, and any rules or guidance from self-regulatory organizations relating to privacy, data protection, and data security that apply, or are asserted to apply, to our operations may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, prospects, results of operations and financial condition.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to comply with such policies and other actual or asserted legal or contractual obligations relating to privacy, data protection or data security. Moreover, despite our efforts, we may not be successful in achieving or maintaining compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any actual or perceived inability to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach and other significant costs, penalties or liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure and data, whether processed by us or by third-party vendors.

Our business and operations may involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Some of our employees work remotely which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened because of our position as a U.S. government contractor, the nature of our products and expertise and international conflicts and related political or economic responses and counter-responses.

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

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware and other malicious code, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We may face objections to our intended collection or use of data, which may require us to implement new or modified data handling policies and mechanisms, increase our maintenance costs and costs associated with data processing and handling, and harm our prospects. The use of AI/ML technologies may result in security incidents and our use of AI/ML technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used in connection with certain cybersecurity attacks, including to identify and exploit vulnerabilities and launch more automated, targeted and coordinated attacks, resulting in heightened risks of and potentially greater impacts from security breaches and incidents.

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

As a government contractor and subcontractor, we must comply with laws, regulations and contractual provisions related to the formation, administration and execution of government contracts and other agreements, which affect how we and our partners do business with government agencies. U.S. governmental agencies, such as the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. In addition, as a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts and suspension or debarment from government contracting. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition and operating results.

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

We are subject to laws and regulations imposing export and import controls that could subject us to liability if we do not comply with such requirements.

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

Moreover, international sales of our products may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities, both domestic and foreign. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected. We have entered into, and intend to continue to pursue, strategic or customer relationships or transactions with non-U.S. entities. These relationships or transactions may require export licenses, technology control plans, governmental approvals, compliance with applicable foreign ownership, control or influence requirements, or other regulatory approvals and ongoing compliance activities, which generally result in additional costs as compared to domestic transactions. Changes in geopolitical conditions, export controls, sanctions, national security policies or other regulatory requirements could delay, restrict or prevent these relationships or transactions, limit our ability to collaborate with international partners or increase the costs and complexity of maintaining such relationships, any of which could adversely affect our business, financial condition and results of operations.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the quarter ended June 30, 2026, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

We have granted and expect to continue to grant equity awards to our directors and employees as additional compensation in an effort to align their interests with those of our stockholders. There is a potential that sales of large amounts of our Common Stock issued pursuant to these awards may take place during concentrated periods, including because these awards may be scheduled to vest during specified points in time, such as expected open trading windows under our insider trading policy, or because achievement of stock price conditions in awards to senior employees could lead to concurrent vesting and settlements. Such concentrated sales could lead to a decline in the price of our Common Stock..

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

As of June 30, 2026, there were 20,549,453 deSPAC Warrants outstanding. Each whole deSPAC Warrant entitles the holder to purchase one sixth of a share of our Common Stock at a price of $11.50 per warrant, which is equivalent to approximately 3,424,909 shares of Common Stock. The shares of Common Stock issued upon exercise of our deSPAC Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of June 30, 2026, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or deSPAC Public Warrants.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2024).
10.1+*	Palladyne AI Corp. Amended and Restated 2021 Equity Incentive Plan
10.2+*	Form of Stand-Alone Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PALLADYNE AI CORP.

Date: August 6, 2026	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)