Form 10-Q
period 2026-09-30
Palladyne AI Corp.
filed 2026-11-10
CIK 1826681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026 the registrant had 51,381,117 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$27,169	$18,219
Marketable securities	19,792	28,836
Accounts receivable	4,090	1,055
Unbilled receivables	2,513	2,455
Inventories	1,444	339
Prepaid expenses and other current assets	1,314	1,653
Total current assets	56,322	52,557
Property and equipment, net	9,385	8,889
Intangible assets, net	9,364	10,430
Goodwill	14,731	14,731
Operating lease assets	8,222	8,645
Other non-current assets	392	460
Total assets	$98,416	$95,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,342	$1,058
Accrued liabilities	6,421	3,550
Current operating lease liabilities	1,226	1,058
Total current liabilities	8,989	5,666
Warrant liabilities	1,953	2,772
Operating lease liabilities	9,040	9,725
Other non-current liabilities	2,992	2,874
Total liabilities	22,974	21,037
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 165,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 51,345,417 and 46,117,164 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	593,188	555,451
Accumulated other comprehensive (loss) income	(12)	11
Accumulated deficit	(517,739)	(480,792)
Total stockholders’ equity	75,442	74,675
Total liabilities and stockholders’ equity	$98,416	$95,712

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$8,557	$860	$17,878	$3,585
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	4,789	461	11,364	1,288
Research and development	3,989	3,146	12,220	9,141
General and administrative	10,109	4,138	25,129	12,516
Sales and marketing	2,699	1,180	6,815	3,730
Intangible amortization expense	355	—	1,066	—
Total operating expenses	21,941	8,925	56,594	26,675
Loss from operations	(13,384)	(8,065)	(38,716)	(23,090)
Interest income, net	320	566	907	1,512
Gain on warrant liabilities	1,051	3,759	819	33,110
Other income, net	—	—	43	—
(Loss) income before income tax expense	(12,013)	(3,740)	(36,947)	11,532
Income tax expense	—	—	—	—
Net (loss) income	$(12,013)	$(3,740)	$(36,947)	$11,532
Net (loss) income per share
Basic	$(0.25)	$(0.09)	$(0.79)	$0.31
Diluted	$(0.25)	$(0.09)	$(0.79)	$0.29
Weighted-average shares used in computing net (loss) income per share
Basic	48,356,844	40,486,615	46,483,458	37,665,540
Diluted	48,356,844	40,486,615	46,483,458	40,161,248

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(12,013)	$(3,740)	$(36,947)	$11,532
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale investments	(12)	20	(23)	8
Total other comprehensive (loss) income	(12)	20	(23)	8
Comprehensive (loss) income	$(12,025)	$(3,720)	$(36,970)	$11,540

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	33,883,894	$3	$481,289	$6	$(490,831)	$(9,533)
Stock-based compensation	—	—	1,149	—	—	1,149
Common stock issued under equity award plans	492,815	—	—	—	—	—
Issuance of common stock, net of cost	1,335,807	1	13,932	—	—	13,933
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	22,759	22,759
Balance at March 31, 2025	35,712,516	$4	$496,370	$(3)	$(468,072)	$28,299
Stock-based compensation	—	—	1,141	—	—	1,141
Common stock issued under equity award plans	88,123	—	—	—	—	—
Exercise of stock options	44,056	—	54	—	—	54
Issuance of common stock under ESPP	15,097	—	76	—	—	76
Issuance of common stock, net of cost	1,720,422	—	14,450	—	—	14,450
Exercise of warrants	2,790,700	—	17,302	—	—	17,302
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	40,370,914	$4	$529,393	$(6)	$(475,559)	$53,832
Stock-based compensation	—	—	1,056	—	—	1,056
Common stock issued under equity award plans	1,579,937	—	—	—	—	—
Exercise of stock options	7,483	—	11	—	—	11
Issuance of common stock, net of cost	77,960	—	667	—	—	667
Other comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(3,740)	(3,740)
Balance at September 30, 2025	42,036,294	$4	$531,127	$14	$(479,299)	$51,846

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	46,117,164	$5	$555,451	$11	$(480,792)	$74,675
Stock-based compensation	—	—	1,239	—	—	1,239
Common stock issued under equity award plans	198,163	—	—	—	—	—
Exercise of stock options	39,640	—	91	—	—	91
Issuance of common stock, net of cost	889,258	—	6,530	—	—	6,530
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(12,608)	(12,608)
Balance at March 31, 2026	47,244,225	$5	$563,311	$(1)	$(493,400)	$69,915
Stock-based compensation	—	—	2,319	—	—	2,319
Common stock issued under equity award plans	192,839	—	—	—	—	—
Exercise of stock options	45,578	—	72	—	—	72
Issuance of common stock under ESPP	18,683	—	85	—	—	85
Issuance of common stock, net of cost	1,642,078	—	10,777	—	—	10,777
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(12,326)	(12,326)
Balance at June 30, 2026	49,143,403	$5	$576,564	$—	$(505,726)	$70,843
Stock-based compensation	—	—	4,777	—	—	4,777
Common stock issued under equity award plans	106,974	—	—	—	—	—
Exercise of stock options	45,107	—	115	—	—	115
Issuance of common stock, net of cost	2,049,933	—	11,732	—	—	11,732
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(12,013)	(12,013)
Balance at September 30, 2026	51,345,417	$5	$593,188	$(12)	$(517,739)	$75,442

See accompanying notes to the condensed consolidated financial statements.

PALLADYNE AI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(36,947)	$11,532
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	8,335	3,346
Depreciation of property and equipment	1,208	658
Amortization of intangible assets	1,066	—
Change in fair value of warrant liabilities	(819)	(33,110)
Change in fair value of contingent consideration	293	—
Loss on disposal of assets	27	—
Amortization of investment discount	(598)	(1,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,035)	(192)
Unbilled receivable	(58)	(640)
Inventories	(1,105)	(5)
Prepaid expenses and other current assets	340	129
Operating lease assets & other non-current assets	784	925
Accounts payable	283	130
Accrued liabilities and current operating lease liabilities	2,941	(100)
Operating lease liabilities	(894)	(740)
Net cash used in operating activities	(28,179)	(19,132)
Cash flows from investing activities:
Purchases of property and equipment	(1,831)	(477)
Proceeds from sale of property and equipment	100	—
Purchases of marketable securities	(41,381)	(56,828)
Maturities of marketable securities	51,000	37,000
Net cash provided by (used in) investing activities	7,888	(20,305)
Cash flows from financing activities:
Proceeds from exercise of stock options	278	65
Proceeds from issuance of common stock under ESPP	85	76
Proceeds from the exercise of warrants	—	6,419
Payment of obligations under finance leases	(113)	—
Payment of equipment financing liabilities	(48)	—
Proceeds from issuance of common stock	29,937	30,000
Payment of offering costs related to issuance of common stock	(898)	(900)
Payment of transaction costs related to issuance of common stock	—	(50)
Net cash provided by financing activities	29,241	35,610
Net increase (decrease) in cash and cash equivalents	8,950	(3,827)
Cash and cash equivalents at beginning of period	18,219	31,188
Cash and cash equivalents at end of period	$27,169	$27,361
Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$—
Supplemental disclosure of non-cash activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$293	$—

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

The condensed consolidated financial statements as of September 30, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $47.0 million as of September 30, 2026, compared to $47.1 million as of December 31, 2025. The Company has incurred losses from operations and negative cash flows from operations since inception and is likely to continue to incur losses and negative cash flows from operations in the near term. As of September 30, 2026, the Company had an accumulated deficit of approximately $517.7 million and working capital of $47.3 million.

These financial statements have been prepared in accordance with GAAP and on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s main source of liquidity has been cash generated by equity offerings. The Company’s primary use of cash is for operations and administrative activities, including employee-related expenses and general, operating and overhead expenses. Future capital requirements will depend on many factors, including the Company’s timing and extent of development efforts, the expansion and success of sales and marketing activities, revenue growth rate, customer retention, the introduction of new and enhanced product offerings and market acceptance of the Company’s products. The Company believes it has sufficient financial resources to meet its current obligations for at least the next 12 months from the date of this report.

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

(3)
Determine the transaction price: The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. Such amounts are typically stated in the customer contract. However, to the extent that the Company identifies variable consideration, the Company will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company's current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract is at the customer's discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

(4)
Allocate the transaction price to performance obligations in the contract: Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the good(s) or service(s) to the customer. If applicable, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The standalone selling price represents the amount the Company would sell the good(s) or service(s) to a customer on a standalone basis. For some government contracts, the Company uses expected cost plus a margin as the standalone selling price. Because the Company's contract pricing with government customers is generally based on expected cost plus a margin, the standalone selling price of the good(s) or service(s) in the Company's contracts with government customers is typically equal to the selling price stated in the contract. When we sell standard good(s) or service(s) with observable standalone sale transactions, the observable standalone sales transactions are used to determine the standalone selling price.

(5)
Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, the Company determines at contract inception whether it satisfies the performance obligation over time or at a point in time. For performance obligations satisfied over time, revenue is recognized as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. Revenue for performance obligations that is not recognized over time is recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are recorded at the time of product shipment to the customer and are included within revenue.

Revenue from Contracts with Customers

The Company derives its revenue from multiple sources, including the sale of software and hardware products, product development contracts, manufacturing operations, and engineering and design services. Product revenue includes the sale of the Company’s proprietary AI software products based on our AI/ML Foundational Technology. Product revenue also includes the sale of current and legacy hardware products, including the BRAIN family of guidance and navigation computer chips, and the sale of precision machined and fabricated components, subassemblies and structures and integrated assembly services for both defense and commercial customers in a variety of industries. Product development contract revenue consists of product development contracts with customers that support our software and hardware products under development. The Company also derives revenue from contracted engineering design services to aerospace customers focused on developing high-performance unmanned systems.

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

Revenue recognized for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Product Revenue	$3,407	$—	$7,789	$3
Product Development Contract Revenue	2,767	860	4,013	3,582
Engineering Services Revenue	2,383	—	6,076	—
Revenue, net	$8,557	$860	$17,878	$3,585

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

The opening and closing balances of our accounts receivable, unbilled receivables, contract assets and deferred revenue as of September 30, 2026 and December 31, 2025, are as follows:

(In thousands)	Accounts Receivable	Unbilled Receivable	Contract Assets (Current)	Deferred Revenue (Current)
Ending Balance as of December 31, 2025	$1,055	$2,455	$36	$319
Increase, net	3,035	58	14	548
Ending Balance as of September 30, 2026	$4,090	$2,513	$50	$867

The Company recorded its current contract assets and current deferred revenue within prepaid expenses and other current assets and accrued liabilities, respectively. During the three months ended September 30, 2026, the Company did not recognize any revenue related to deferred revenue which existed at December 31, 2025. During the nine months ended September 30, 2026, the Company recognized $0.2 million of the deferred revenue which existed at December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized all of the deferred revenue which existed at December 31, 2024.

Remaining Performance Obligations

As of September 30, 2026, the Company had backlog of $18.7 million. The Company expects most of this backlog to be recognized over the next 12 to 18 months. The Company’s backlog, or revenue related to remaining performance obligations, represents the total value of committed customer contracts and purchase orders, both funded and unfunded, less revenue recognized through September 30, 2026.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain of its financial assets and liabilities at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. treasury securities	$4,996	$—	$—	$4,996
Marketable securities:
U.S. treasury securities	19,792	—	—	19,792
Total assets	$24,788	$—	$—	$24,788

Liabilities:
Warrant liabilities	$—	$—	$1,953	$1,953
Other non-current liabilities:
Contingent consideration	—	—	1,675	1,675
Total liabilities	$—	$—	$3,628	$3,628

	As of December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities:
U.S. treasury securities	$28,836	$—	$—	$28,836
Total assets	$28,836	$—	$—	$28,836

Liabilities:
Warrant liabilities	$928	$330	$1,514	$2,772
Other non-current liabilities:
Contingent consideration	—	—	1,382	1,382
Total liabilities	$928	$330	$2,896	$4,154

As of September 30, 2026, the Company held $24.8 million of available-for-sale debt securities with maturity dates within one year. The fair value of the Company's available-for-sale debt securities approximates their amortized cost basis. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short periods until they are required to be settled. The contingent consideration relates to the acquisition of GuideTech during 2025, as discussed in Note 4, Acquisitions. The contingent consideration was initially valued as of November 14, 2025, the acquisition date, and will be remeasured at fair value at each reporting date, or more frequently, if events or changes in circumstances indicate that a remeasurement is warranted. The valuation of the contingent consideration requires the use of a valuation model and assumptions such as projected cash flows and discount rates.

The following table sets forth a reconciliation from the opening balances to the closing balances for Level 3 values:

(In thousands)	Warrants	Contingent Consideration
Balance at December 31, 2025	$1,514	$1,382
Change in fair value	439	293
Balance at September 30, 2026	$1,953	$1,675

3. Balance Sheet Components

Inventories, Net

As of September 30, 2026 and December 31, 2025, inventories, net consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Work-in-process	$1,403	$311
Finished goods, net	41	28
Total inventories	$1,444	$339

Property and Equipment, Net

As of September 30, 2026 and December 31, 2025, property and equipment, net consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Robotics and manufacturing equipment	$4,258	$2,857
Financed lease robotics and manufacturing equipment	996	996
Leasehold improvements	4,190	4,125
Land and building	1,878	1,832
Computer equipment	1,289	1,196
Furniture and fixtures, and other fixed assets	1,232	1,001
Construction in progress	459	682
Property and equipment, gross	14,302	12,689
Accumulated depreciation	(4,917)	(3,800)
Property and equipment, net	$9,385	$8,889

Depreciation expenses were $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expenses were $1.2 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Liabilities

As of September 30, 2026 and December 31, 2025, accrued liabilities consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Payroll and related costs	$4,290	$1,699
Legal services accrual	233	173
Deferred revenue	867	319
Other contract liabilities	249	496
Other accrued expenses and current liabilities	782	863
Total accrued liabilities	$6,421	$3,550

Other non-current liabilities

Other non-current liabilities consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Contingent consideration	$1,675	$1,382
Equipment financing liabilities	1,317	1,492
Total other non-current liabilities	$2,992	$2,874

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

The following table presents the purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

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

5. Intangible Assets

Goodwill

There was no impairment of goodwill or other changes in the carrying amount of goodwill from December 31, 2025 to September 30, 2026.

Acquired Intangible Assets

Acquired intangible assets, net consisted of the following:

	September 30, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In years)
Customer relationships	$5,148	$533	$4,615	8.0
Developed technology	2,600	310	2,290	6.2
Tradename	1,500	125	1,375	9.2
Non-compete	1,300	216	1,084	4.2
Total	$10,548	$1,184	$9,364

The Company recorded $0.4 million and $1.1 million of amortization expense during the three and nine months ended September 30, 2026, respectively, which was recorded as intangible amortization expense in the consolidated statement of operations. The Company had no intangible amortization expense during the three and nine months ended September 30, 2025.

As of September 30, 2026, future amortization expense related to acquired intangible assets was as follows:

(In thousands)	Amortization Expense
2026	$355
2027	1,421
2028	1,421
2029	1,421
2030	1,379
2031 and thereafter	3,367
Total	$9,364

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

As a result of the Business Combination, each holder of Old Sarcos capital stock was entitled to Contingent Merger Consideration following the closing of the Business Combination in the form of earn-outs, up to an aggregate of 4,687,500 shares of Common Stock (the "Earn-Out Shares"). On September 24, 2025, the four-year anniversary of the Closing Date, 2,343,750 of the Earn-Out Shares expired without having been released as the closing share price of a share of Common Stock of the Company did not equal or exceed $90.00 for 20 trading days in any 30 consecutive trading-day period at any time beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date. On September 24, 2026, the five-year anniversary of the Closing Date, the remaining 2,343,750 Earn-Out Shares expired without having been released as the closing share price of a share of Common Stock of the Company did not equal or exceed $120.00 for 20 trading days in any 30 consecutive trading-day period at any time during the period beginning on the first anniversary of the Closing Date and ending on the fifth anniversary of the Closing Date.

The Earn-Out Shares were treated as equity-linked instruments as opposed to shares outstanding, and as such were not included in shares outstanding on the Company's condensed consolidated balance sheets. As of September 30, 2026, no Earn-Out Shares remained potentially issuable.

7. DeSPAC Warrants

On January 20, 2021, Rotor consummated the initial public offering ("IPO") of 27,600,000 units (the "Units"), including the full exercise by the underwriters of their over-allotment option. Each Unit included one sixth of a share of Class A Common Stock and one half of one warrant (the "deSPAC Public Warrants"). Simultaneously with the closing of the IPO, Rotor consummated the sale of 7,270,000 warrants (the "deSPAC Private Placement Warrants") in a private placement. At the Closing Date, Old Sarcos acquired the net liabilities from Rotor, including the deSPAC Public Warrants, and the deSPAC Private Placement Warrants (together the "deSPAC Warrants"). On September 24, 2026, all 20,549,453 deSPAC Warrants expired unexercised.

The deSPAC Warrants were recorded as warrant liabilities on the Company's consolidated balance sheets and were measured at fair value through their expiration on September 24, 2026. Prior to expiration, the Company valued the deSPAC Public Warrants using the closing price of the deSPAC Public Warrants on the Nasdaq Global Market as of the reporting date, which represented a level 1 fair value measurement. The fair value measurement for the deSPAC Private Placement Warrants was considered a level 2 fair value measurement, because the deSPAC Private Placement Warrants were substantially the same, but not identical to, the deSPAC Public Warrants.

The Company recognized gains of $0.7 million and $3.7 million related to the change in fair value of the deSPAC Warrants during the three months ended September 30, 2026 and 2025, respectively, which are recorded as gain on warrant liabilities within the consolidated statements of operations. The Company recognized gains of $1.3 million and $11.6 million related to the change in fair value of the deSPAC Warrants during the nine months ended September 30, 2026 and 2025, respectively, which are recorded as gain on warrant liabilities within the consolidated statements of operations.

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

On May 9, 2025, all 2,790,700 of the 2024 Private Placement Warrants were exercised. As of September 30, 2026, all 430,105 of the 2024 Concurrent Private Placement Warrants were outstanding. The 2024 Warrants are recorded as warrant liabilities on the Company's consolidated balance sheet. The Company estimated the fair value of the 2024 Warrants using the Black-Scholes valuation model, which is considered a level 3 fair value measurement. The valuation model inputs are based on assumptions related to expected volatility, expected life, risk-free interest rate and expected dividends. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized gains of $0.4 million and $0.1 million related to the change in fair value of the 2024 Warrants during the three months ended September 30, 2026 and 2025, respectively, which are recorded as gain on warrant liabilities within the consolidated statements of operations. The Company recognized losses of $0.4 million and gains of $21.5 million related to the change in fair value of the 2024 Warrants during the nine months ended September 30, 2026 and 2025, respectively, which are recorded as gain on warrant liabilities within the consolidated statements of operations.

The following table provides quantitative information regarding assumptions used in the valuation model to determine the fair value of the 2024 Warrants:

	September 30, 2026	September 30, 2025
Stock price	$5.16	$8.59
Term (in years)	3.6	4.6
Expected volatility	133.1%	103.5%
Risk-free rate	5.0%	3.7%
Dividend yield	0.0%	0.0%

9. Stock-based Compensation

2021 Stock Plan

The Company's Amended and Restated 2021 Equity Incentive Plan (the "2021 Plan") provides stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), stock appreciation rights ("SARS") and performance awards for issuance to Company employees, officers, directors, non-employee agents and consultants. In general, outstanding awards granted under the 2021 Plan vest over one to four years and, in the case of options, are exercisable up to 10 years from the date of grant. The maximum number of shares of Common Stock that may be issued pursuant to the 2021 Plan is (a) 9.5 million shares of Common Stock of the Company plus (b) any shares of Common Stock subject to stock options and other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (b) equal to 2.1 million shares of Common Stock. As of September 30, 2026, 5.8 million shares were available to grant under the 2021 Plan.

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

2024 Inducement Plan

The Company adopted the 2024 Inducement Equity Incentive Plan (the "Inducement Plan") with an effective date of December 15, 2024 to be used exclusively for grants of nonstatutory stock options, RSUs, RSAs, SARS and performance awards to individuals who were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual's entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, 73,177 shares were available to grant under the Inducement Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") provides for the issuance of shares of Common Stock pursuant to purchase rights granted to employees over designated offering periods, by funds accumulated primarily through elective payroll deductions. Offerings under the ESPP commenced in December 2024. As of September 30, 2026, 450,404 shares were available for sale under the ESPP.

Offering periods are generally six months long and begin on June 1 and December 1 of each year. The purchase price for shares of Common Stock purchased under the ESPP is calculated as 85% of the lesser of the fair market value of the Common Stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the offering period.

Stock Option Activity

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Options Outstanding		Weighted-Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise Price	Contractual Term	Value
	Number of Shares	(Per share)	(In years)	(In thousands)
Outstanding – December 31, 2025	1,200,568	$2.32	6.5	$2,619
Exercised	(130,325)	2.13
Forfeited or expired	(40,683)	3.94
Outstanding – September 30, 2026	1,029,560	$2.28	6.1	$3,136
Exercisable – December 31, 2025	845,217	$2.12	6.0	$1,888
Exercisable – September 30, 2026	821,156	$2.03	5.8	$2,606

2025 Executive RSU Awards

In November 2025, the Board of Directors approved certain Executive Restricted Stock Unit ("2025 Executive RSU") awards covering an aggregate of 5.4 million shares to certain senior executives outside of the 2021 Plan. In June 2026, stockholders approved the 2025 Executive RSU awards. Each 2025 Executive RSU award is divided into 10 equally-sized tranches, each tied to progressively higher stock price goals. The stock price goal for each tranche will be met only when the closing price per share of our common stock meets or exceeds the stock price goal on a sustained basis for a period of 60 consecutive trading days. A tranche for which the stock price is met will vest only if the associated service-based vesting condition is satisfied. If the stock price goal for a tranche is achieved, the number of restricted stock units that will be eligible for vesting for that tranche will be based on the increase in value of the Company's stock from the time of grant to the time of vesting. The increase in value will be determined by multiplying (a) the number of units subject to the tranche scheduled to vest on that vesting date by (b) (i) the excess, if any, of the volume-weighted average closing price of the Company's common shares for the 20-trading day period prior to and including the vesting date over the volume-weighted average closing price of the Company's common shares for the 20-trading day period ending on and including November 15, 2025 divided by (ii) the volume-weighted average closing price of the Company's common shares for the 20-trading day period prior to and including the vesting date. If a stock price goal is not met by November 15, 2030, the tranche of the award tied to such stock price goal will be forfeited.

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

Restricted Stock Units Activity

The following table presents a summary of the Company’s RSU activity for the nine months ended September 30, 2026, including the 2025 Executive RSU awards discussed above:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,577,394	$4.34
Granted	6,360,037	5.86
Vested	(497,976)	4.71
Forfeited	(208,136)	7.07
Outstanding – September 30, 2026	7,231,319	$5.58

Restricted Stock Awards Activity

The following summarizes the Company’s employee RSA activity for the nine months ended September 30, 2026:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value (Per share)
Outstanding – December 31, 2025	1,500,000	$2.23
Outstanding – September 30, 2026	1,500,000	$2.23

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$49	$17	$64	$42
Research and development	157	106	377	296
Sales and marketing	397	166	866	555
General and administrative	4,174	767	7,028	2,453
Total stock-based compensation expense	$4,777	$1,056	$8,335	$3,346

As of September 30, 2026, there was approximately $35.9 million of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

10. Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(12,013)	$(3,740)	$(36,947)	$11,532
Denominator:
Weighted average shares outstanding, basic	48,356,844	40,486,615	46,483,458	37,665,540
Dilutive effect of potential common shares	—	—	—	2,495,708
Weighted average shares outstanding, diluted	48,356,844	40,486,615	46,483,458	40,161,248
Basic net (loss) income per share	$(0.25)	$(0.09)	$(0.79)	$0.31
Diluted net (loss) income per share	$(0.25)	$(0.09)	$(0.79)	$0.29
Anti-dilutive securities, excluded	10,219,589	10,277,380	10,219,589	5,842,463

Potentially dilutive shares, which are based on the weighted-average shares of common stock, stock options, unvested stock units, unvested stock awards, purchase rights granted under the employee stock purchase plan and warrants using the treasury stock method are included when calculating diluted net (loss) income per share attributable to the Company when their effect is dilutive. Because the Company incurred a net loss for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026, none of the potentially dilutive common shares were included in the diluted share calculation for those periods as they would have been anti-dilutive.

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

The Company had no significant income tax expense for the three and nine months ended September 30, 2026 and 2025. The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the periods with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

12. Commitments and Contingencies

Legal Proceedings

The Company has been and may in the future be involved in various claims, lawsuits, investigations and other proceedings in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of its financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. The Company has not recorded any material loss contingency related to legal proceedings in the balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Indemnifications

In the ordinary course of business, the Company provides or may provide indemnifications of varying scope and terms to investors, directors, officers, employees, customers or vendors with respect to certain matters, including losses arising out of the Company's breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. As of September 30, 2026 and December 31, 2025, the Company has not accrued a liability for these indemnification obligations as the likelihood of incurring a material payment obligation in connection with these indemnification obligations is either not probable or not reasonably estimable due to the unique facts and circumstances involved.

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

The following table presents selected financial information with respect to the Company's significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Segment Revenue	$8,138	$860	$17,451	$3,582
Other Revenue (1)	419	—	427	3
Total Revenue	8,557	860	17,878	3,585
Less:
Cost of revenue	4,740	444	11,300	1,246
Research and development	3,832	3,040	11,843	8,845
General and administrative	5,810	3,371	17,838	9,885
Sales and marketing	2,302	1,014	5,950	3,175
Intangible amortization expense	355	—	1,066	—
Other (2)	4,902	1,056	8,597	3,524
Interest income, net	(320)	(566)	(907)	(1,512)
(Gain) loss on warrant liabilities	(1,051)	(3,759)	(819)	(33,110)
Other income, net	—	—	(43)	—
Net (loss) income	$(12,013)	$(3,740)	$(36,947)	$11,532

(1)
Other revenue includes revenue from legacy product sales.
(2)
Other for the three months ended September 30, 2026 includes $4.8 million of stock compensation expenses and $0.1 million of severance charges. Other for the three months ended September 30, 2025 includes $1.1 million of stock compensation expenses. Other for the nine months ended September 30, 2026 includes $8.3 million of stock compensation expenses and $0.3 million of severance charges. Other for the nine months ended September 30, 2025 includes $3.3 million of stock compensation expenses and $0.2 million of severance charges.

During the three and nine months ended September 30, 2026 and 2025, the Company had no revenue earned from customers located outside the United States.

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

We are positioning our defense business as a mid-tier U.S. technology prime defense contractor aiming to combine innovative autonomy, practical engineering and American production to bring intelligent systems into active service faster, safer and more cost-effectively than legacy approaches. We seek to harness our advanced, ethical embodied AI to provide cost-effective lethality and precision harm mitigation through rapidly delivering scalable, low-cost, intelligent and collaborative attritable weapons, including by developing proprietary UAVs incorporating our avionics and AI technologies. We support these efforts and those of other defense contractors and commercial customers through our vertically integrated aerospace engineering design services, enhanced avionics compute hardware and machining and fabrication services. Palladyne SwarmOS is designed for unmanned platforms and includes advanced autonomy and coordination capabilities that enable multiple UAVs to swarm, collaborate and execute complex missions through distributed tasking and edge-native orchestration. Our embodied AI is designed to operate in complex, contested and high-risk environments, enabling distributed tasking, human-on-the-loop oversight, degraded-communications resilience, multi-domain coordination and real-time responsiveness. Our platform-agnostic autonomy stack combines real-time sensor fusion, adaptive AI models, and edge-native orchestration to support autonomous and collaborative systems across air, ground, maritime and industrial domains where performance, resilience, trust and mission assurance are critical to operational outcomes. These capabilities are intended to meet the performance and reliability requirements of military and defense customers, particularly in applications where it is essential to conduct coordinated multi-vehicle operations in contested environments with degraded communications.

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

Revenue

We derive revenue from multiple sources, including the sale of both software and hardware products, product development contracts with the Department of War ("DoW"), and engineering services. We accordingly classify our revenue into three primary streams: product revenue, product development contract revenue and engineering services revenue, with product revenue further disaggregated into software and hardware categories. Software product revenue is comprised of the sale of our proprietary AI software products based on our AI/ML Foundational Technology (i.e., Palladyne IQ, SwarmOS and Palladyne Pilot). Hardware product revenue consists of the sale of our hardware products, including our advanced avionics compute hardware (BRAIN) and our UAV products under development (i.e., Gremlin-X and SwarmStrike). We also classify as hardware product revenue sales of our precision machined and fabricated components and structures. Product development contract revenue consists of contracts to develop, design and modify our technology and related products. Engineering services revenue is derived from aerospace and defense customers focused on developing high-performance unmanned systems.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Item 1A Risk Factors.

Development, Testing and Commercial Launch of our AI/ML Software, Avionics and UAV Products

We expect to continue commercialization efforts, internal testing and customer trials for our products through the remainder of 2026. Whether we are successful in these efforts depends on many factors, including those discussed under Part II Item 1A Risk Factors. Such risks may result in delay in achieving product revenues, which would adversely affect our financial condition and operating results.

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

We have taken and continue to take numerous steps to manage our use of cash. For example, in 2023 we suspended our legacy hardware product development efforts and focused our product development efforts on our AI/ML Foundational Technology and related products, and terminated our operations in Pittsburgh, Pennsylvania in early 2024. Beginning in the fourth quarter of 2024 and through September 30, 2026 we raised approximately $98.9 million in gross proceeds from the sale of our Common Stock and warrants. For further information on our financing activities, see "Liquidity and Capital Resources."

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

Strategic Acquisitions

On November 14, 2025, we acquired GuideTech, LLC, an engineering company, MKR Fabrication, LLC (also known as MKR Fabricators), a fabrication company, and Warnke Precision Machining, LLC (also known as Warnke Precision Machining), a precision machining company. Our results presented and discussed below include the operating activity for these acquired companies from the acquisition date through September 30, 2026. Our results for periods prior to the acquisition date do not include the financial information of these acquired companies.

Customer Demand

Although demand for AI/ML software products has grown in recent years, the market continues to evolve. The market demand for our software is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycles for our other products are unknown. While we believe that our products will provide significant benefits and return on investment to customers, as it is a new technology, we are dependent on customers who are willing to adopt, purchase and implement new technologies and products. Further, we have U.S. government revenue-generating contracts related to various aspects of our AI/ML Foundational Technology and our Palladyne IQ and Palladyne SwarmOS/Pilot products and we have been affected by government shutdowns. For example, during the U.S. government shutdown in the fourth quarter of 2025, we experienced delays in our interactions with certain government agencies that affected our collection efforts, our ability to consummate new government contracts and our ability to maintain or renew government contracts in a timely manner. The duration of government shutdowns could have a compounding effect, and the longer they continue or the more frequently they occur, the more significant the potential adverse impact may be on our anticipated revenues. For additional information around the risks associated with our government contracts, see Part II Item 1A Risk Factors "A portion of our revenue is currently and will continue to be generated by contracts with government entities, which makes us subject to a number of uncertainties, challenges and risks." If customer demand does not develop as expected or we do not accurately estimate pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025.

Revenue, Net

The following table presents our revenue for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Product Revenue	$3,407	$—	$3,407	*NM
Product Development Contract Revenue	2,767	860	1,907	222%
Engineering Services Revenue	2,383	—	2,383	*NM
Revenue, net	$8,557	$860	$7,697	895%

*NM - Not Meaningful

Revenue increased $7.7 million or 895%, from $0.9 million for the three months ended September 30, 2025, to $8.6 million for the three months ended September 30, 2026, as explained below.

Product Revenue

Product revenue was $3.4 million for the three months ended September 30, 2026. Our product revenue during the three months ended September 30, 2026, was derived mainly from the companies that we acquired in November 2025. It includes revenue from the sale of precision machined parts and components from our manufacturing business, from the sale of our BRAIN avionics products and Palladyne legacy hardware product sales.

Product Development Contract Revenue

Product development contract revenue increased by $1.9 million, or 222%, from $0.9 million for the three months ended September 30, 2025 to $2.8 million for the three months ended September 30, 2026. The increase was primarily due to new product development contracts that started during the second quarter of 2026, partially offset by contracts that were completed during the prior year. We expect future revenue from contracts to fluctuate due to the timing of new contracts signed, contract options being exercised, and the completion of existing contracts. We intend to take on only those product development contracts that we believe support and contribute to our product development efforts. As a result, there may be fewer opportunities to replace completed product development contracts in the future.

Engineering Services Revenue

Engineering services revenue was $2.4 million for the three months ended September 30, 2026. Engineering services revenue is derived from one of the businesses acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Operating expenses:
Cost of revenue	$4,789	$461	$4,328	939%
Research and development	3,989	3,146	843	27%
General and administrative	10,109	4,138	5,971	144%
Sales and marketing	2,699	1,180	1,519	129%
Intangible amortization expense	355	—	355	*NM
Total operating expenses	$21,941	$8,925	$13,016	146%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $4.3 million or 939%, from $0.5 million for the three months ended September 30, 2025 to $4.8 million for the three months ended September 30, 2026. Cost of revenue consists of labor, materials and third-party costs associated with our products and services. Cost of revenue increased primarily due to increased revenue recorded during the period.

Research and Development

Research and development expenses increased by $0.8 million, or 27% from $3.1 million for the three months ended September 30, 2025, to $4.0 million for the three months ended September 30, 2026. Research and development costs during the three months ended September 30, 2026 increased due primarily to labor and labor related expenses associated with product design, testing, debugging, stabilization and enhancements of our UAV products and software in development.

General and Administrative

General and administrative expense increased by $6.0 million, or 144%, from $4.1 million for the three months ended September 30, 2025, to $10.1 million for the three months ended September 30, 2026. General and administrative expense increased primarily due to increased labor and labor related expenses associated with increases in headcount from the November 2025 acquisitions and hiring to support our new business activities. Stock compensation expenses also increased during the current year period driven primarily by the increased headcount and the 2025 Executive RSU awards that were granted in June 2026.

Sales and Marketing

Sales and marketing expense increased by $1.5 million, or 129%, from $1.2 million for the three months ended September 30, 2025, to $2.7 million for the three months ended September 30, 2026. This increase was driven by increased labor and labor related expenses as we have increased headcount to support our sales, business development and marketing efforts as we continue our initial sales development and outreach activities.

Intangible Amortization Expense

Intangible amortization expenses increased to $0.4 million for the three months ended September 30, 2026. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired as part of the acquisitions completed in November 2025.

Other Income

The following table presents other income for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Other income
Interest income, net	$320	$566	$(246)	(43)%
Gain on warrant liability	1,051	3,759	(2,708)	(72)%
Total other income	$1,371	$4,325	$(2,954)	(68)%

Other income decreased by $3.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to decreased gains from changes in the fair value of our outstanding warrants and a decrease in interest income due primarily to a decrease in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the three months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the three months ended September 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Comparison of the Nine Months Ended September 30, 2026 and 2025.

Revenue, Net

The following table presents our revenue for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Product Revenue	$7,789	$3	$7,786	259,533%
Product Development Contract Revenue	4,013	3,582	431	12%
Engineering Services Revenue	6,076	—	6,076	*NM
Revenue, net	$17,878	$3,585	$14,293	399%

*NM - Not Meaningful

Revenue increased by $14.3 million, or 399%, from $3.6 million for the nine months ended September 30, 2025, to $17.9 million for the nine months ended September 30, 2026, as explained below.

Product Revenue

Product revenue was $7.8 million for the nine months ended September 30, 2026. Our product revenue during the nine months ended September 30, 2026, was derived mainly from the companies that we acquired in November 2025. It includes revenue from the sale of precision machined parts and components from our manufacturing business, from the sale of our BRAIN avionics products and Palladyne legacy hardware product sales.

Product Development Contract Revenue

Product development contract revenue increased by $0.4 million, or 12%, from $3.6 million for the nine months ended September 30, 2025, to $4.0 million for the nine months ended September 30, 2026. The increase was primarily due to new product development contracts that started during the second quarter of 2026, partially offset by contracts that were completed during the prior year and funding delays during the first quarter of 2026 due to the government delays and shutdowns.

Engineering Services Revenue

Engineering services revenue was $6.1 million for the nine months ended September 30, 2026. Engineering services revenue is derived from one of the businesses acquired in November 2025.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Operating expenses:
Cost of revenue	$11,364	$1,288	$10,076	782%
Research and development	12,220	9,141	3,079	34%
General and administrative	25,129	12,516	12,613	101%
Sales and marketing	6,815	3,730	3,085	83%
Intangible amortization expense	1,066	—	1,066	*NM
Total operating expenses	$56,594	$26,675	$29,919	112%

*NM - Not Meaningful

Cost of Revenue

Cost of revenue increased by $10.1 million, or 782%, from $1.3 million for the nine months ended September 30, 2025, to $11.4 million for the nine months ended September 30, 2026. Cost of revenue consists of labor, materials and third-party costs associated with our products and services. Cost of revenue increased primarily due to increased revenue recorded during the period.

Research and Development

Research and development expenses increased by $3.1 million, or 34% from $9.1 million for the nine months ended September 30, 2025, to $12.2 million for the nine months ended September 30, 2026. Research and development costs during the nine months ended September 30, 2026 increased due primarily to labor and labor related expenses associated with product design, testing, debugging, stabilization and enhancements of our UAV products and software in development.

General and Administrative

General and administrative expense increased by $12.6 million, or 101%, from $12.5 million for the nine months ended September 30, 2025, to $25.1 million for the nine months ended September 30, 2026. General and administrative expense increased primarily due to increased labor and labor related expenses associated with increases in headcount from the November 2025 acquisitions and hiring to support our new business activities. Stock compensation expenses also increased during the current year period driven primarily by the increased headcount and the 2025 Executive RSU awards that were granted in June 2026. Legal and professional services also increased during the current year to support increased business activities.

Sales and Marketing

Sales and marketing expense increased by $3.1 million, or 83%, from $3.7 million for the nine months ended September 30, 2025, to $6.8 million for the nine months ended September 30, 2026. This increase was driven by increased labor and labor related expenses as we have increased headcount to support our sales, business development and marketing efforts as we continue our initial sales development and outreach activities.

Intangible Amortization Expense

Intangible amortization expenses increased to $1.1 million for the nine months ended September 30, 2026. The increase in intangible amortization expense is attributable to the recognition of amortization related to identified intangible assets acquired as part of the acquisitions completed in November 2025.

Other Income

The following table presents other income for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Other income
Interest income, net	$907	$1,512	$(605)	(40)%
Gain on warrant liabilities	819	33,110	(32,291)	(98)%
Other income, net	43	—	43	*NM
Total other income	$1,769	$34,622	$(32,853)	(95)%

*NM - Not Meaningful

Other income decreased by $32.9 million from $34.6 million for the nine months ended September 30, 2025, to $1.8 million for the nine months ended September 30, 2026. Other income decreased almost entirely as a result of changes in the fair value of our outstanding warrants as well as decreased interest income primarily due to a decrease in invested funds.

Provision for Income Taxes

We had no significant income tax expense for the nine months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the nine months ended September 30, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending December 31, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate as the Company recorded net taxable losses during the period with a corresponding full valuation allowance on the net deferred tax assets created from the losses.

Backlog and Total Estimated Contract Value

Our backlog, as of September 30, 2026, was $18.7 million, $15.3 million of which was funded and $3.4 million of which was unfunded. Our backlog, as of December 31, 2025, was $13.9 million, $13.5 million of which was funded and $0.4 million of which was unfunded. Our backlog is equal to our remaining performance obligations under contracts or the total value of committed customer contracts and purchase orders, both funded and unfunded, less revenue recognized through September 30, 2026. Our total estimated contract value, which combines backlog with estimated potential contract value, including unexercised options from existing firm contracts, was $21.8 million as of September 30, 2026 and $20.0 million as of December 31, 2025.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $47.0 million as of September 30, 2026, compared to $47.1 million as of December 31, 2025. We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. As of September 30, 2026, we had an accumulated deficit of approximately $517.7 million and working capital of $47.3 million.

On November 13, 2024, we entered into an open market sale agreement (the "Sales Agreement") with Jefferies LLC to sell shares of our Common Stock from time to time through an "at-the-market" equity offering program (the "ATM Program"), under which Jefferies is acting as our sales agent. During the nine months ended September 30, 2026, we sold a total of 4,581,269 shares pursuant to the ATM program, for gross sales proceeds of approximately $29.9 million, before deducting commission and other expenses. Through September 30, 2026, we have sold a total of 12,703,853 shares pursuant to the ATM program, for gross sales proceeds of approximately $85.4 million, before deducting commission and other expenses.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Net cash used in operating activities	$(28,179)	$(19,132)	$(9,047)	47%
Net cash provided by (used in) investing activities	7,888	(20,305)	28,193	(139)%
Net cash provided by financing activities	29,241	35,610	(6,369)	(18)%
Net increase (decrease) in cash and cash equivalents	$8,950	$(3,827)	$12,777	(334)%

Net Cash Used in Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2026 increased by $9.0 million to $28.2 million from $19.1 million during the same period in 2025. The increase to net cash used in operating activities was primarily attributable to an increased net loss resulting from higher operating expenses, driven by increased headcount and operating costs from companies acquired in November 2025, as well as increases in accounts receivable and inventories, partially offset by changes in non-cash items such as stock-based compensation, intangible asset amortization and changes in fair value of warrant liabilities, as well as increases in accrued liabilities.

Net Cash Provided (Used In) by Investing Activities

Our net cash provided by investing activities during the nine months ended September 30, 2026 increased by $28.2 million compared to the same period in 2025. This increase was primarily driven by $9.6 million of maturities net of purchases, of marketable securities during the nine months ended September 30, 2026, as compared to $19.8 million of purchases net of maturities, of marketable securities during the nine months ended September 30, 2025. Additionally, purchases of property and equipment increased by $1.3 million to $1.8 million for the nine months ended September 30, 2026, up from $0.5 million during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Our net cash provided by financing activities decreased by $6.4 million during the nine months ended September 30, 2026, compared to the prior year period. This decrease was primarily attributable to lower net proceeds from equity issuances; specifically, we received $29.0 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock during the nine months ended September 30, 2026, compared to $35.5 million, after deducting transaction costs, in net proceeds from the sale of our Common Stock and warrants during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from operations and negative cash flows from operations since inception and are likely to continue to incur losses from operations and negative cash flows from operations in the near term. We incurred a loss from operations of $38.7 million for the nine months ended September 30, 2026, and a loss from operations of $32.4 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $517.7 million and working capital of $47.3 million. We expect to incur significant losses for the foreseeable future. Forecasting the timing and amounts of expected revenue and our quarterly and annual results is challenging, in particular because the sales cycle, product acceptance, product pricing and customer adoption rates of our products are uncertain. Some of our contracts, including some of those reflected in backlog, are subject to cancellation, government budgetary process, milestone achievement or other conditions that, if not met, may delay, reduce or eliminate associated revenue. Even if we are able to successfully attract customers for commercial sales, we may not become profitable. We believe our ability to become profitable is dependent upon the successful commercialization and adoption on a large scale of our technology, products and services, including our ability to grow revenues, transition demonstrations, engineering engagements and development contracts into repeat production orders, long-term software licenses and larger commercial or government deployments, manage costs and maintain sufficient margins, none of which may occur. We may not be successful in achieving meaningful revenues from these products. Further, the timing, amount and growth rate of any such revenues are unknown.

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

We are an early stage company, with no or limited previous experience commercializing our products. Our projected financial and operating information reflects estimates of future performance and are based on multiple business, financial, technical and operational assumptions, including product strategy, timely hiring or retention of needed personnel, timing and successful commercialization of our products, the level of demand for our products and services, the size of our target markets, the performance and utilization of our products, product and services pricing, the nature and length of the sales cycle (which we believe to be long) and assumptions regarding government procurement timelines, customer funding, manufacturing capacity, production schedules, contract renewals, backlog conversion and successful integration of acquired operations. However, given our limited commercial experience, many of these estimates and assumptions may prove to be incorrect. Projections and other statements about future expectations are forward-looking statements that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control (in addition to the information contained in these Risk Factors, see "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We have yet to achieve positive operating cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $27.6 million and $22.6 million for the years ended December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $28.2 million for the nine months ended September 30, 2026. We expect to continue to have negative cash flow from operating activities for the foreseeable future as we expect to incur research and development, sales and marketing and general and administrative expenses in our efforts to commercialize our products, increase sales and engage in continuous development work. We may not achieve positive cash flow in the near future or at all. Our business also may at times require significant amounts of working capital to support sales growth, capital expenditures or additional product development efforts. An inability to generate positive cash flow for the near term may adversely affect our ability to raise capital for our business on reasonable terms or at all, adversely affect our ability to pursue our business objectives, diminish customer willingness to enter into transactions with us and have other adverse effects, all of which would affect our ability to continue operations. See "We are an early stage company with a history of losses, and expect to incur significant losses for the foreseeable future."

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

Any issues in the development or use of our AI/ML Foundational Technology or AI-enabled products, or issues in products developed by others may result in reputational harm or liability. As with many innovations, AI presents risks, challenges and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. As our AI software products increasingly enable autonomous operation of robotic systems, UAVs or other defense platforms, alleged failures of autonomous decision-making, object recognition, navigation or mission execution could result in increased product liability, contractual liability, regulatory scrutiny or reputational harm. Further, AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or because of their use in defense or weapons systems, or other social, economic or political issues, we may experience competitive, brand or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown costs of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. See "Issues in the development and use of AI/ML, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations."

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

Based on interaction with dozens of potential customers, we believe the sales cycle for Palladyne IQ is likely to be between 12 and 18 months or even longer, while the sales cycles for our other products are unknown and could vary greatly, particularly for government customers, where sales cycles may be affected by budgetary and funding authorizations, changes in government spending priorities, government shutdowns or lapses in appropriations and delays in contract awards, modifications or exercise of contract options. For some of our products, we have limited actual knowledge of or experience with the sales cycle of our products including the customer testing that will be required for customers to ultimately license our software products. As a result, customer testing may take longer than we anticipate, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and fewer purchases than anticipated. We may not be able to adapt our products to reflect customer feedback successfully or at all. If customers who initially express an interest in our products and influenced their designs do not license or purchase our products, or if they adopt a competitor's technology, our business, prospects, financial condition and operating results would be adversely affected.

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

We have no or limited experience commercializing our products, including our AI software products and our UAV products, and may not be able to do so efficiently or effectively or at all. To create and grow our customer base, we must sell and/or license our software, products and services to new customers, which we may not be able to do in sufficient numbers or at all. For example, many of our customer engagements begin as demonstrations, evaluations, engineering services engagements or other limited-scope programs. Successful completion of these activities may not result in high-volume production contracts, larger deployments, long-term software licenses, expanded engineering services or additional or increased manufacturing contracts. Customers may discontinue evaluations at any stage, reduce funding, delay procurement decisions or select competing technologies. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our technology, products or services. In addition, we will incur marketing, sales and other expenses, including referral fees, to attract new customers, which will offset revenue from such customers. For these and other reasons, we could fail to achieve revenue growth, which would adversely affect our results of operations, prospects and financial condition.

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

Market demand for our products is unproven, and important assumptions about the characteristics of targeted markets, pricing, adoption rates and sales cycles may be inaccurate. Based on interaction with dozens of potential customers, we believe that the sales cycle for Palladyne IQ is likely to be between 12 and 18 months, or even longer, while the sales cycles for our other products are unknown.

Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we target. If one or more of the targeted markets experiences a shift in customer demand, whether due to new solutions that better address customer needs or otherwise, our products may not compete as effectively, if at all. If customer demand does not develop as expected, or if we do not achieve forecasted pricing, adoption rates and sales cycles for our products, our business, results of operations and financial condition will be adversely affected, perhaps materially.

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

We believe a significant portion of our business prospects and future growth will come from government contracts, either directly or as a subcontractor, many of which are subject to competitive procurement processes, lengthy evaluation periods and uncertainty as to timing and outcome. The procurement process can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. Even after we are awarded a government contract, contracts with government entities are subject to a number of risks. Many government awards initially consist of research, development, prototype, engineering or demonstration activities. These awards frequently do not obligate future procurement, production quantities or follow-on contracts. Other factors that could impede our ability to generate revenue from government contracts include: changing political environments and shifts in government priorities; national security focus areas; impacts and changes to government spending; and budgetary or staffing cuts, including those related to government shutdowns resulting from lapses in government appropriations, delays or failures to timely enact annual appropriations or continuing resolutions, and other uncertainties in the federal budget and appropriations process. Any of these factors or other factors that affect government spending could result in cancellations of our contracts or in delays or terminations of opportunities that we are currently pursuing and negatively impact our business, financial condition and results of operations. For example, in the past due to government shutdowns, furloughs or reductions, we have experienced delays in our interactions with certain government agencies and these have affected our collection efforts and our ability to consummate new government contracts and may prevent us from maintaining or renewing certain government contracts. Government shutdowns, delays or uncertainty in the appropriations process may also delay payments or reimbursements to us and may cause government customers to defer the exercise of contract options, the issuance of task orders or contract modifications, or decisions to procure additional quantities, which could delay or reduce our anticipated revenues and cash receipts. The duration and frequency of a shutdown or other disruption in the federal budget or appropriations process could have a compounding effect, and the longer or more frequently such disruptions occur, the more significant the potential adverse impact may be on our anticipated revenues. Further, U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. Even if we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Additionally, during lapses in federal appropriations, agencies may delay new contract awards or modifications, interrupt funding or refuse to obligate additional funds, furlough personnel or reduce administrative and contracting support. Government entities may have statutory, contractual or other legal rights to terminate our contracts for convenience or default. Also see "We are subject to laws, regulations and contractual provisions as a government contractor or subcontractor, which may pose increased risk of potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition."

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

We believe that SwarmOS/Pilot will face competition from a variety of other UAV software solutions currently available on the market, which may include software developed by manufacturers for use with their proprietary UAVs. These include solutions offered by Anduril, Shield AI, Skydio and Swarmer. While certain competitors offer individual functionalities similar to what SwarmOS/Pilot provides, we believe they do not deliver the full suite of features offered by our product. Some competitors sell both UAV hardware and its corresponding software.

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

Although we view industrial robotics manufacturers, large system integrators and consulting companies such as Fanuc, KUKA, ABB, Yaskawa, Honeywell, Reply and Rockwell Automation, as potential target customers and/or channel partners for Palladyne IQ, we also recognize that these companies could also emerge as formidable competitors through their own internal development efforts or future technology partnerships with and acquisitions of our direct competitors. They may bring their robust customer relationships, channels and significant financial resources to help accelerate the market viability of their own products or those of one or more of our direct or indirect competitors.

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

The market for the products made by our manufacturing business is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide products that meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Our failure to maintain our technological and manufacturing process expertise could have a material adverse effect on our business.

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

In November 2025, we completed our acquisitions of GuideTech, Warnke Precision Machining and MKR Fabricators. We believe that these businesses are complementary to ours, and that we and the acquired companies are benefiting and will continue to benefit from the combination of the businesses. Upon consummation of the acquisitions, we became subject to risks associated with these acquired businesses, many of which are the same risks that we faced prior to the acquisitions. Other risks include:

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

We continue working to fully integrate the acquired businesses. While we believe that the organizations share common values and cultures and that the acquisitions will help us expand our product portfolio, offer additional services, integrate additional technologies, serve additional markets and further our product development efforts, integration involves significant risk and management attention. If these efforts divert management time and company resources from our product development efforts, commercialization of our technologies and services could be delayed. The development and sales of the products and services of the acquired businesses could also be adversely affected. Delays in the development and commercialization of either our AI/ML Foundational Technology and related products or the products and services of the acquired businesses would adversely impact our ability to generate revenue, our potential overall profitability and our operating performance, and the value of our investments in the acquired businesses could be adversely affected. If we are unable to realize the benefits of the acquisitions, we may be required to write down the value of acquired assets or incur goodwill impairment charges.

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

As certain of our products, in particular our AI software and related products, increasingly incorporate autonomous capabilities for operation in dynamic and, in some cases, mission-critical environments, software defects, sensor limitations, integration failures, communications interruptions, degraded GPS or other navigation signals, cybersecurity incidents, unexpected environmental conditions or other operational failures may be more difficult to predict, detect or remediate than in conventional software applications. Such failures may adversely affect mission performance, customer acceptance, regulatory compliance, product liability exposure and our reputation.

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

In addition, if safety incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity or resistance by our customers. Because many of our customers operate in defense and national security markets, reputational damage resulting from operational failures, cybersecurity incidents or contract performance issues could disproportionately affect our ability to win future business. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in our brands. As we expand our activities in defense and national security markets, including through products and partnerships involving autonomous systems, loitering munitions, missiles and other weapons systems, we may face increased public, media, investor, employee or other stakeholder scrutiny or opposition concerning the actual or perceived uses of our technologies. Such scrutiny or opposition could result in negative publicity, protests or other public campaigns, customer resistance, difficulties attracting or retaining employees, investor concerns or other reputational harm, including where such scrutiny relates to the activities of our customers or partners or to broader controversies involving similar technologies. Furthermore, there is the risk of potential adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors' products.

Our management team has broad discretion in making strategic decisions to execute our growth plans, and our management's decisions have not always led to the desired result. Current and future decisions may not be successful in achieving our business objectives or may have unintended consequences that negatively impact our growth prospects.

Our management team has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded product and services offerings, potential acquisitions or strategic alliances, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. For example, in November 2025, we acquired GuideTech, an engineering company, MKR Fabricators, a fabrication company, and Warnke Precision Machining, a precision machining company, to complement our business. Our management must make strategic and operational decisions in the context of limited financial and human resources. As a result, we have in the past and may in the future forgo opportunities we may have otherwise pursued given sufficient resources, some of which might have had greater likelihood of success. Any failure by management to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Common Stock to decline and have a material adverse effect on our business, prospects, financial condition and results of operations and ability to continue operations.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract, integrate and retain a sufficient number of qualified employees, our ability to develop and commercialize our technologies and products, offer our services, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. For example, we are highly dependent on the services of Benjamin G. Wolff, our President and Chief Executive Officer, and on our AI/ML Foundational Technology leadership team, in particular our Chief Technology Officer, Dr. Denis Garagic. Dr. Garagic has a significant influence on our AI/ML Foundational Technology development efforts and our business plan. If key members of our senior management were to discontinue service due to death, disability or any other reason, we may be significantly disadvantaged and their departure or the departure of other key contributors to our software and technology development efforts could result in delays in product development or commercialization, or potentially an inability to successfully commercialize our technologies and products at all, which would materially and adversely harm our business, results of operations and financial condition. Further, we may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart the Company. If we are unable to successfully continue development and commercialization of our technologies and products in a timely manner, whether due to the departure of any such persons or otherwise, we may not have sufficient time or resources to pursue alternative plans or opportunities and may need to cease operations. We do not maintain key-person insurance for any of our senior management. For these reasons, we may incur significant costs to retain our senior management team and key personnel.

We have experienced and may continue to experience changes in our senior management team, including as a result of our recent acquisitions. If we do not successfully implement and adapt to these changes, they may not lead to the desired improvement in our business and results of operations. This, in turn, could have a material adverse effect on our business. Any inability to successfully manage these changes could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

Our success also depends, in part, on our ability to identify, hire, attract, train and develop other highly qualified personnel as needed, specifically AI/ML software engineers. Because of the innovative and advanced nature of our technology, individuals with the necessary experience have not been, and likely will continue not to be, readily available to hire, and as a result, we may need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Integrating new employees can also cause disruptions to processes, projects, culture, priorities and our company as a whole. We face intense competition for experienced and highly skilled employees, specifically AI/ML software engineers, from numerous other companies, including other software and technology companies, many of which have greater financial and other resources than we do, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, or may not fit culturally, and long-term employees may not embrace new leaders, priorities, methods, processes or other changes and may decide to leave or not perform as well as they did in the past, as we may face challenges in adequately or appropriately integrating them into our workforce and culture.

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

We maintain a limited set of suppliers. As of September 30, 2026, most of our key suppliers are based in the United States. We have experienced, and may continue to experience, supply chain disruptions, including longer lead times for certain drone components and increased pricing and longer lead times for high-powered processing chips and related components, driven largely by macroeconomic shifts and the accelerating global investment in AI infrastructure, which could adversely affect our ability to meet production schedules. In some cases, we have sole source (where the component is only available from a single vendor, often as a result of customization for our use) or single source (where we purchase from a single vendor but there are alternative sources of the component) suppliers. We seek to minimize our dependence on sole or single source suppliers in order to reduce risk in our supply chain, including the risk of losing a sole or single source supplier due to bankruptcy, discontinuing production of the particular component or some other reason. However, some of the components used in our products may have to be purchased by us from a single source and some may only be available from a sole source. If our third-party suppliers are unable or unwilling to supply key components and materials in the required volumes, at the needed times or at acceptable prices, our sales, revenue and profitability will likely be adversely affected and we may not be able to meet our obligations to customers. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications or provide warranties for their products that are necessary for our products. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expect to continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are or are perceived to be inadequate or if we are or are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our Common Stock could decline. In addition, if our financial statements are not filed on a timely basis, we could be subject to sanctions, enforcement actions or investigations by Nasdaq, the SEC or other regulatory authorities or to private litigation. As a result, any failure to maintain effective internal control over financial reporting could result in a material adverse effect on our business and the price of our Common Stock.

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

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of current year taxable income. Additional or different limitations may apply under state law. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

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

As part of our strategy, we have in the past sought, and may in the future, seek strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements with third parties. Some of our third-party relationships are not governed by formal agreements and this may also be true for future relationships. These partnerships, relationships or arrangements may not lead to binding agreements, lasting or successful business relationships or any other anticipated benefits. Such actual or potential relationships may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance or significant delays in performance by the third-party and increased expenses in establishing new relationships, any of which could materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic partners suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

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

When appropriate opportunities arise, we have in the past acquired, and may in the future acquire additional assets, products, technologies or businesses. The sellers of these assets, products and technologies or businesses may retain certain rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for acquisitions and to comply with any applicable laws and regulations, which could result in delays and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect, and we will become subject to risks associated with any acquired business. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business, all of which could adversely affect our financial position. For example, we previously experienced an impairment of all of the goodwill associated with an acquisition we completed in 2022. In connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results. For example, there is an earn-out obligation associated with one of the acquisitions we recently completed. Moreover, the costs of identifying and consummating acquisitions may be significant and we could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers.

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

Uncertainty around new and emerging AI/ML technologies may require additional investment in the development and maintenance of proprietary datasets and ML models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we utilize AI/ML technologies within our products. The use of AI/ML technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.

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

Further, under certain circumstances we have taken on or may take on contractual or other legal obligations to indemnify and to incur legal expenses on behalf of investors, directors, officers, employees, customers, vendors or other third-parties. For example, our Amended and Restated Bylaws (the "Bylaws") provide that we will indemnify our directors and officers, and may indemnify our employees, agents and other persons, to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with directors and officers that require us, among other things, to indemnify them against claims that may arise due to their service in those capacities. These indemnification agreements also require us to advance expenses reasonably and actually incurred by them in investigating or defending any such claims, and it may be difficult or impossible to recover any advanced expenses if it turns out the person was not entitled to indemnification. If we are required or agree to defend or indemnify, or advance expenses to, any of our investors, directors, officers, employees, customers, vendors or other third-parties, we could incur material costs and expenses that could adversely affect our business, results of operations or financial condition.

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

As a government contractor and subcontractor, we are subject to the DoW's cybersecurity requirements, including compliance with the Cybersecurity Maturity Model Certification ("CMMC") program requirements, under which we received Level 2 third-party certification on April 10, 2025 for our primary government contracting entity (subsequently affirmed in April 2026), and under which another of our government contracting entities self-certified as to Level 2 compliance. Depending on the awarding DoW agency and contract terms, we, and our subcontractors or other third parties on whom we rely, may be required to have CMMC certification to be eligible for award. Likewise, if we, or our subcontractors or other third parties on whom we rely, are unable to maintain the required CMMC certification during contract performance, the government may terminate, or not exercise options to renew, our contract. We are also required to affirm our CMMC status annually, and obtain recertification of our CMMC status periodically, which may increase our costs of compliance and may cause operational delays to remediate any newly discovered risks. In addition, obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

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

Our business and operations may involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We have been and may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets or other proprietary information or financial resources. Some of our employees work remotely, which has increased security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened because of our position as a U.S. government contractor, the nature of our products and expertise and international conflicts and related political or economic responses and counter-responses.

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

Our provision of products, technology and services is subject to compliance with applicable export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Control. Exports of our software products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; debarment from U.S. government contracting; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

We may from time to time conduct offerings of our Common Stock or other securities that are convertible into or exercisable for our Common Stock to finance our operations or fund acquisitions, or for other purposes. For further information on our financing activities for the nine months ended September 30, 2026, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

We have granted and expect to continue to grant equity awards to our directors and employees as additional compensation in an effort to align their interests with those of our stockholders. There is a potential that sales of large amounts of our Common Stock issued pursuant to these awards may take place during concentrated periods, including because these awards may be scheduled to vest during specified points in time, such as expected open trading windows under our insider trading policy, or because achievement of stock price conditions in awards to senior employees could lead to concurrent vesting and settlements. Such concentrated sales could lead to a decline in the price of our Common Stock.

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

The markets for our Common Stock have been volatile and may not continue at all.

Since our Common Stock began trading on the Nasdaq Global Market, the price of our Common Stock has been volatile and may continue to fluctuate significantly due to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our Common Stock may include:

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
•
changes in operating performance and stock market valuations of companies in our industries, such as robotics software, technology, AI or defense companies;
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
•
the volume of shares of our Common Stock, including as a result of the exercise or vesting of employee equity awards;
•
any major change in our board of directors or management;
•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
the realization of any of the risk factors discussed herein;
•
additions or departures of key personnel;
•
failure to comply with Nasdaq listing requirements (see "Our Common Stock is subject to potential delisting from The Nasdaq Global Market if we do not meet Nasdaq's continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock");
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

Broad market and industry factors may materially harm the market price of our Common Stock irrespective of our operating performance or any of the factors listed above. The securities markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities, including our securities, are not predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our Common Stock is subject to potential delisting from the Nasdaq Global Market if we do not meet Nasdaq's continued listing requirements, which would likely impair the liquidity of the trading market for our Common Stock.

Our listing on the Nasdaq Global Market is contingent upon meeting all the continued listing requirements of the Nasdaq Global Market. On two occasions in the past, we received notice from Nasdaq that we were not in compliance with its continued listing requirements based on the minimum bid price per share of our Common Stock. While in each case we were able to achieve compliance within the compliance period, if we fail to meet any listing requirements, we could again receive notice of non-compliance and in that case may not be able to regain compliance. If our Common Stock is delisted from the Nasdaq Global Market and is not eligible for quotation or listing on another market or exchange, we may be transferred to an over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our shares, and it would likely also reduce the visibility, liquidity, and value of our Common Stock, reduce institutional investor interest in us, and may increase the volatility of our Common Stock. Delisting could also cause a loss of confidence of potential industry partners, lenders and employees, which may harm our ability to raise capital through alternative financing sources on terms acceptable to us, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price. If an active trading market for our Common Stock is not sustained with sufficient trading volume, you may have limited or no ability to sell your Common Stock.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock, the price and trading volume of our Common Stock could decline.

The trading markets for our Common Stock will be influenced by research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. From time to time, analysts covering us have ceased publishing research or reports about us. If any analyst covering our company now or in the future changes their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst covering our company now or in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices and trading volumes of the Common Stock to decline.

2024 Warrants are exercisable for Common Stock, and their exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On November 1, 2024, we issued warrants to purchase up to 3,220,805 shares of Common Stock (the "2024 Warrants"). As of September 30, 2026, there were 430,105 2024 Warrants outstanding. Each whole 2024 Warrant entitles the holder to purchase one share of our Common Stock at a price of $2.30 per share. The shares of Common Stock issued upon exercise of our 2024 Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

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

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (1) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (2) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 20, 2026, the fifth anniversary of Rotor's initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Investors may find our Common Stock less attractive because we rely on these exemptions and may continue to rely on them to the extent they remain available to us. If some investors find our Common Stock less attractive as a result of these exemptions and reduced disclosure as an emerging growth company, there may be a less active trading market for and/or more price volatility with respect to our Common Stock.

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

PALLADYNE AI CORP.

Date: November 10, 2026	By:	/s/ Benjamin G. Wolff
Benjamin G. Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Trevor Thatcher
Trevor Thatcher
Chief Financial Officer (Principal Financial and Accounting Officer)